Form 10QSB
period 1995-04-30
ATHANOR GROUP INC
filed 1995-06-19
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED    April 30, 1995            Commission File Number 2-63481


                               Athanor Group, Inc.
             (Exact name of registrant as specified in its chapter)

         California                                       95-2026100
(State or other jurisdiction                  (IRS Employer Identification No.)
incorporation of organization)

       3452 East Foothill Boulevard, Suite 417, Pasadena, California 91107 (Address of principal executive offices)

Registrant's telephone number, including area code   (818) 440-1602

Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X             No
                      -------             -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,471,434 shares as of April 30, 1995.

                         PART I - FINANCIAL INFORMATION








Item 1.           Financial Statements

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                      April 30, 1995 and October 31, 1994
                                  (Thousands)





                                     ASSETS

                                                                      1995               1994
                                                                      ----               ----
Current Assets:
     Cash                                                 $             55     $          149
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $17,000
       and $31,000                                                   2,046              1,935

     Notes Receivable:
       Net of Allowance of $534,062                                     71                 20

     Inventories:
       Raw Materials                                                   857                861
       Work in Progress                                                471                312
       Finished Goods                                                1,549              1,669
                                                          ----------------     --------------
                                                                     2,877              2,842

     Prepaid Expenses                                                   50                 29
     Deferred Income Tax Asset                                         377                377
                                                          ----------------     --------------
          Total Current Assets                                       5,476              5,352


Property, Plant and Equipment, at Cost                               4,211              4,151
     Less Accumulated Depreciation and
        Amortization                                                 3,384              3,247
                                                          ----------------     --------------
            Net Property, Plant and Equipment                          827                904

Other Assets                                                           129                 86
                                                          ----------------     --------------

                                                          $          6,432     $        6,342
                                                          ================     ==============





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                      April 30, 1995 and October 31, 1994
                                  (Thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      1995               1994
                                                                      ----               ----
Current Liabilities:

     Notes Payable                                        $          1,056     $          920
     Current Portion of Long-Term Debt                                 298                246
     Accounts Payable                                                1,518              1,521
     Accrued Expenses                                                  719                799
                                                          ----------------     --------------

          Total Current Liabilities                       $          3,591     $        3,486


Long-Term Debt, Less Current Portion                                   839                851

Deferred Gain on Sale-Leaseback                                         60                 80
Noncurrent Deferred Income Tax Liability                                20                 20

Stockholders' Equity:

     Common Stock                                                       15                 16
     Additional Paid-In Capital                                      1,447              1,447
     Retained Earnings                                                 460                442
                                                          ----------------     --------------

          Total Stockholders' Equity                                 1,922              1,905
                                                          ----------------     --------------


                                                          $          6,432     $        6,342
                                                          ================     ==============







        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                           Six Months Ended April 30,
                                  (Thousands)





                                                                      1995               1994
                                                                      ----               ----
Net Sales                                                 $          9,624     $        7,718

Cost of Sales                                                        7,947              6,386
                                                          ----------------     --------------

          Gross Profit                                               1,677              1,332

Selling, General & Administrative                                    1,208              1,024
                                                          ----------------     --------------

          Operating Profit                                             469                308


Other Income (Expense)
     Interest Income                                                     0                 56
     Interest Expense                                                 (128)               (81)
     Miscellaneous - Net                                                28                 36
                                                          ----------------     --------------

          Earnings Before Income Taxes and Extraordinary Cr            369                319

Income Tax Expense                                                     152                131
                                                          ----------------     --------------

          Earnings (Loss) Before Extraordinary Credit                  217                188

Extraordinary Credit - Tax Benefit
   of Net Operating Loss Carryforwards                                   -                 36
                                                          ----------------     --------------

          NET EARNINGS                                    $            217     $          224
                                                          ================     ==============







        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Operations - Continued
                                  (Unaudited)
                           Six Months Ended April 30,
                                  (Thousands)



                                                                      1995               1994
                                                                      ----               ----
Earnings Per Common Shares:

          Primary

                    Earnings Before Extraordinary Credit  $           0.14     $         0.12
                    Extraordinary Credit                              0.00               0.02
                                                          ----------------     --------------

                              NET EARNINGS                $           0.14     $         0.14
                                                          ================     ==============





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                          Three Months Ended April 30,
                                  (Thousands)





                                                                      1995               1994
                                                                      ----               ----
Net Sales                                                 $          4,962     $        4,150

Cost of Sales                                                        4,111              3,438
                                                          ----------------     --------------

          Gross Profit                                                 851                712

Selling, General & Administrative                                      638                536
                                                          ----------------     --------------

          Operating Profit                                             213                176


Other Income (Expense)
     Interest Income                                                     0                 56
     Interest Expense                                                  (73)               (43)
     Miscellaneous - Net                                                 6                 26
                                                          ----------------     --------------

          Earnings Before Income Taxes
               and Extraordinary Credit                                146                215

Income Tax Expense                                                      60                 88
                                                          ----------------     --------------

          Earnings (Loss) Before Extraordinary Credit                   86                127

Extraordinary Credit - Tax Benefit
   of Net Operating Loss Carryforwards                                   -                 18
                                                          ----------------     --------------

          NET EARNINGS                                    $             86     $          145
                                                          ================     ==============







        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Operations - Continued
                                  (Unaudited)
                          Three Months Ended April 30,
                                  (Thousands)




                                                                      1995               1994
                                                                      ----               ----
Earnings Per Common Shares:

          Primary

                    Earnings Before Extraordinary Credit  $           0.06     $         0.08
                    Extraordinary Credit                              0.00               0.01
                                                          ----------------     --------------

                              NET EARNINGS                $           0.06     $         0.09
                                                          ================     ==============













        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                        Six Months Ended April 30, 1995
                                  (Thousands)



                                          Common Stock
                                       (25,000,000 Shares                 Additional         Retained
                                           Authorized)                     Paid-In           Earnings
                                   Shares              Par Value           Capital                          Total
                                   ------              ---------          ----------         --------       -----
Balance at
   October 31, 1994                 1,571            $       16         $     1,447      $       442      $    1,905

Repurchase of Common Stock           (100)                   (1)                                (199)           (200)

Net Earnings for
   Six Months Ended
   April 30, 1995                                                                                217             217
                                    -----            ----------         -----------      -----------      ----------

                                    1,471            $       15         $     1,447      $       460      $    1,922
                                    =====            ==========         ===========      ===========      ==========







        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           Six Months Ended April 30,
                                  (Thousands)

                                                                                   1995               1994
                                                                                   ----               ----
Cash Flows From Operating Activities
     Net Earnings                                                      $            217     $          224
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Depreciation and Amortization                                        137                 74
               Amortization of Deferred Gain on Sale and Leaseback                  (20)               (21)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                                 (111)              (588)
               Inventories                                                          (35)              (418)
               Prepaid Expenses                                                     (21)                (9)
               Other                                                                (94)                (2)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                                      (3)               324
               Accrued Liabilities                                                  (80)               (24)
                                                                       ----------------     --------------

     Net Cash Provided (Used) by Operating Activities                               (10)              (440)
                                                                       ----------------     --------------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                             (60)                (9)
     Short Term Loan                                                                 40                198
     Investment - Common stock                                                     (200)              (260)
                                                                       ----------------     --------------
     Net Cash Used in Investing Activities                                         (220)               (71)
                                                                       ----------------     --------------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                            136                387
     Issuance of Common Stock                                                         -                  3
                                                                       ----------------     --------------

     Net Cash Provided (Used) in Financing Activities                               136                390
                                                                       ----------------     --------------

     Net increase (Decrease) in Cash                                                (94)               (73)

Cash at Beginning of Year                                                           149                107
                                                                       ----------------     --------------

Cash at End of Period                                                  $             55     $           34
                                                                       ================     ==============





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Cash Flows - Continued
                                  (Unaudited)
                           Six Months Ended April 30,
                                  (Thousands)



                                                                      1995               1994
                                                                      ----               ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                   $            128     $           81
                                                          ================     ==============

          Income Taxes Paid                               $            125     $           28
                                                          ================     ==============



Supplemental Schedule of Noncash Investing and
   Financing Activities:


April 30, 1995

          None


April 30, 1994

          None















        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

Notes to Consolidated Financial Statements
(Unaudited)
April 30, 1995 and 1994


Note 1

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year - 1,560,937 shares in 1995 and 1,567,100 shares in 1994.


Note 2

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.


Note 3

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant intercompany accounts and transactions have been eliminated.


Note 4

During 1994, the company changed its method of accounting for deferred taxes from the deferred method under APB No. 11 to the asset and liability method now required under SFAS No. 109.

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, net operating loss carryforwards and credit carryforwards are included as deferred tax assets. A valuation allowance against deferred tax assets is recorded if necessary. All deferred tax amounts are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Note 5

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1994, the Company invested an additional $360,458 into Core which was subsequently reduced to zero, as of October 1994, because of losses incurred by Core. At April 30, 1995 and 1994 the Company owned approximately 21.5% and 12.8% respectively.


Note 6

In April 1995 the Company consummated a transaction, whereby it agreed to acquire 100,000 of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8.5%.

Certain shares are held as security for the unpaid balance of the note. The Company retains voting rights to the shares held as security as long as the Company is not in default on the agreement.

The Company has recorded this transaction as a purchase of its stock. The balance of the note of $160,000 has been recorded as a liability and the 100,000 shares of common stock have been deleted from the outstanding shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at April 1995 of $1,885,000 continues to remain stable when compared to $1,866,00 at October 1994 and $1,250,000 at January 1994. The current business environment has continued to pressure the Company to maintain high inventory levels for on-time deliveries. In addition, the cost of raw materials has continued to rise at a rate substantially higher than the balance of the economy. During the first quarter of 1995, the Company endured four price increases in brass totaling 8%. During the second quarter the raw material prices have stabilized as prices have remained constant.The demand at the brass mills has pushed deliveries of raw material out many weeks, forcing the company to inventory more product and its customers to plan further in the future.

The Company's credit agreement provides for a total line of credit of $3,100,000, of which $1,700,000 is for working capital, a $1,000,000 long term machinery and equipment loan, and a $400,000 line for the acquisition of additional equipment. At April 1995, the Company had approximately $644,000 available under the working capital line and $400,000 available under the equipment line as compared to $780,000 and $125,000 , respectively, at October 1994 and $321,000 and $125,000 respectively, at April 1994. The Company believes that the lines of credit are adequate to fund the working capital requirements during the balance of 1995. The Company's credit agreement terminates in August 1995 unless extended in writing by the lender. The company is currently in negotiations to extend the agreement for an additional year and has no reason to believe that the line of credit will not be extended by the lender.

The Company has ordered $215,000 of new equipment which was delivered in May 1995. The equipment was financed through a five year equipment lease. The Company anticipates additional equipment purchases during 1995 of $200,000 to $300,000. The Company's current equipment line of credit of $400,000 will be adequate to fund any additional equipment purchases.

In February 1995, the Company leased 17,000 square feet of additional manufacturing facilities in Ontario, Calif. The Company had originally anticipated expanding its Phoenix division, but the availability of additional space adjacent to its existing facility in Ontario caused the Company to rethink its options for 1995. The lease is effective March 1995 through September 1997. Improvements to the additional facilities of approximately $50,000 were expended in March and April of 1995. The Company plans on using the facilities for warehousing, assembling and secondary operations.

In April 1995 the Company entered into an agreement whereby it agreed to acquire 100,000 shares of its common stock for $2 per share or $200,000. The agreement called for 20% down or $40,000 at closing and the balance to be paid in equal annual installments of $40,000 beginning in April 1996 through April 1999. Interest payments on the unpaid balance are to be paid quarterly at 8.5%. The note is secured by an equal number of shares of the Company's stock, in direct relationship to the unpaid balance, at $2 per share. Each year as a payment is made the amount of stock held as security is reduced accordingly. The Company retains all voting rights to the stock held as security as long as the Company is not in default on the agreement.


RESULTS OF OPERATIONS

The operating results for the first six months of 1995 have continued to show steady improvement as the economy appears to remain healthy. Sales for the six months and three months ended April 1995 were 25% and 20% ahead of 1994. It should be noted that 1994 was the best year in sales in the history of the Company. The Company has anticipated a slow down in sales during the balance of 1995 as a major contract was completed in the first quarter of 1995. Sales increases can also be attributed to the substantial raw material increases which took place during 1994 and the first quarter of 1995. The increases of raw material added to the Company's expansion in larger diameter equipment, reflect a higher sales and cost of sales figures. Material costs as a percent of sales have increased from 42% in 1994 to 46% in 1995.

The Company's operating profits for the six months and three months ended April 1995 of $469,000 and $213,000 respectively reflect the Company's current sales improvement. The Company's current backlog of approximately $5,163,000, as compared to $4,419,000 at October 1994 and $4,694,000 at April 1994 continues to demonstrate the ongoing strength of the current economy. The backlog also reflects the current requirement for longer term planning due to raw material lead times for delivery, for both the Company and its customers.

The Company's carrying cost for inventories have increased substantially over the last couple of years. The rate increases of 1994 have increased our interest expense on the Company's operating lines of credit by approximately 58% during the first six months of 1995. The Company anticipates the balance of 1995 will show similar increases due to the increases in the cost of borrowed funds.

                           PART II - OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of registrant was held on May 4, 1995

                  (b) At the annual meeting, the following individuals were elected to the Board of Directors:

                               Gregory J. Edwards
                               Duane L. Femrite
                               William H. Harris, Jr.
                               Richard A. Krause
                               Robert W. Miller

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      None

                  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ATHANOR GROUP, INC.

Date 6/15/95                        By  /s/ DUANE L. FEMRITE
     -------                          ---------------------------------------
                                        Duane L. Femrite
                                        President, Chief Executive Officer,
                                        Chief Operating Officer,
                                        Chief Financial Officer, and Director