Form 10QSB
period 1995-07-31
ATHANOR GROUP INC
filed 1995-09-21
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED       July 31, 1995          Commission File Number 2-63481
                  ------------------------------------------------------------


                             Athanor Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)


         California                                 95-2026100
----------------------------------     ---------------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
 incorporation of organization)


     3452 East Foothill Boulevard, Suite 417, Pasadena, California  91107
     --------------------------------------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number, including area code        (818) 440-1602
                                                   ---------------------------


------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes      X          No
                     ------------       ------------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,471,434 shares as of July 31, 1995.

                         PART I - FINANCIAL INFORMATION





Item 1.          Financial Statements

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                       July 31, 1995 and October 31, 1994
                                  (Thousands)





                                     ASSETS


                                                                            1995              1994
                                                                           -------           -------
Current Assets:
     Cash                                                                   $  112            $  149
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $21
       and $31                                                               1,962             1,935

     Notes Receivable:
       Net of Allowance of $534                                                 19                20

     Inventories:
       Raw Materials                                                           883               861
       Work in Progress                                                        506               312
       Finished Goods                                                        1,593             1,669
                                                                            ------            ------
                                                                             2,982             2,842

     Prepaid Expenses                                                           65                29
     Deferred Income Tax Asset                                                 377               377
                                                                            ------            ------
          Total Current Assets                                               5,517             5,352


Property, Plant and Equipment, at Cost                                       4,649             4,151
     Less Accumulated Depreciation and
        Amortization                                                         3,453             3,247
                                                                            ------            ------
            Net Property, Plant and Equipment                                1,196               904

Other Assets                                                                    89                86
                                                                            ------            ------
                                                                            $6,802            $6,342
                                                                            ======            ======





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                       July 31, 1995 and October 31, 1994
                                  (Thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            1995              1994
                                                                           ------            ------
Current Liabilities:

     Notes Payable                                                         $  918            $  920
     Current Portion of Long-Term Debt                                        366               246
     Accounts Payable                                                       1,714             1,521
     Accrued Expenses                                                         697               799
                                                                           ------            ------
          Total Current Liabilities                                        $3,695            $3,486


Long-Term Debt, Less Current Portion                                        1,047               851

Deferred Gain on Sale-Leaseback                                                49                80
Noncurrent Deferred Income Tax Liability                                       20                20

Stockholders' Equity:

     Common Stock                                                              15                16
     Additional Paid-In Capital                                             1,447             1,447
     Retained Earnings                                                        529               442
                                                                           ------            ------
          Total Stockholders' Equity                                        1,991             1,905
                                                                           ------            ------
                                                                           $6,802            $6,342
                                                                           ======            ======





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                           Nine Months Ended July 31,
                                  (Thousands)





                                                                                1995       1994
                                                                              -------     -------
Net Sales                                                                     $14,335     $12,645

Cost of Sales                                                                  11,812      10,562
                                                                              -------     -------
          Gross Profit                                                          2,523       2,083

Selling, General & Administrative                                               1,804       1,562
                                                                              -------     -------
          Operating Profit                                                        719         521


Other Income (Expense)
     Interest Income                                                                -          58
     Interest Expense                                                            (202)       (134)
     Equity in Loss of Unconsolidated Investee                                    (69)          -
     Miscellaneous - Net                                                           38          49
                                                                              -------     -------
          Earnings Before Income Taxes and Extraordinary Credit                   486         494

Income Tax Expense                                                                200         204
                                                                              -------     -------
          Earnings (Loss) Before Extraordinary Credit                             286         290

Extraordinary Credit - Tax Benefit
   of Net Operating Loss Carryforwards                                              -          54
                                                                              -------     -------
          NET EARNINGS                                                        $   286     $   344
                                                                              =======     =======





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Operations - Continued
                                  (Unaudited)
                           Nine Months Ended July 31,
                                  (Thousands)





                                                                               1995              1994
                                                                              ------            ------
Earnings Per Common Shares:

         Primary
                    Earnings Before Extraordinary Credit                       $0.18             $0.18
                    Extraordinary Credit                                           -              0.04
                                                                               -----             -----
                              NET EARNINGS                                     $0.18             $0.22
                                                                               =====             =====




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                          Three Months Ended July 31,
                                  (Thousands)





                                                                             1995               1994
                                                                            -------            -------
Net Sales                                                                    $4,711            $4,927

Cost of Sales                                                                 3,865             4,176
                                                                             ------            ------
          Gross Profit                                                          846               751

Selling, General & Administrative                                               596               538
                                                                             ------            ------
          Operating Profit                                                      250               213


Other Income (Expense)
     Interest Income                                                              -                 2
     Interest Expense                                                           (74)              (53)
     Equity in Loss of Unconsolidated Investee                                  (69)               -
     Miscellaneous - Net                                                         10                13
                                                                             ------            ------
          Earnings Before Income Taxes and Extraordinary Credit                 117               175

Income Tax Expense                                                               48                73
                                                                             ------            ------
          Earnings (Loss) Before Extraordinary Credit                            69               102

Extraordinary Credit - Tax Benefit
   of Net Operating Loss Carryforwards                                            -                18
                                                                             ------            ------
          NET EARNINGS                                                       $   69            $  120
                                                                             ======            ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Operations - Continued
                                  (Unaudited)
                          Three Months Ended July 31,
                                  (Thousands)





                                                                                 1995              1994
                                                                                 -----             -----
Earnings Per Common Shares:
          Primary
                    Earnings Before Extraordinary Credit                         $0.04             $0.07
                    Extraordinary Credit                                            -               0.01
                                                                                 -----             -----
                              NET EARNINGS                                       $0.04             $0.08
                                                                                 =====             =====



                 The accompanying notes are an integral part of these statements

                            SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                        Nine Months Ended July 31, 1995
                                  (Thousands)




                                     Common Stock
                                  (25,000,000 Shares            Additional        Retained
                                      Authorized)                Paid-In          Earnings
                                  Shares      Par Value          Capital         (Deficit)      Total
                                  ------      ---------         ---------        ---------     ------
Balance at
   October 31, 1994                1,571        $16               $1,447           $ 442       $1,905

Repurchase of Common Stock          (100)        (1)                                (199)        (200)

Net Earnings for
   Nine Months Ended
   July 31, 1995                                                                     286          286
                                   -----        ---               ------           -----       ------
                                   1,471        $15               $1,447           $ 529       $1,991
                                   =====        ===               ======           =====       ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           Nine Months Ended July 31,
                                  (Thousands)

                                                                                        1995        1994
                                                                                       ------      ------
Cash Flows From Operating Activities
     Net Earnings                                                                      $  286      $  344
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Depreciation and Amortization                                              206         123
               Amortization of Deferred Gain on Sale and Leaseback                        (31)        (31)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                                        (27)       (727)
               Inventories                                                               (140)       (645)
               Prepaid Expenses                                                           (36)         (3)
               Other                                                                       (2)          9
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                                           193         868
               Accrued Liabilities                                                       (102)          7
                                                                                        -----       -----

     Net Cash Provided (Used) by Operating Activities                                     347         (55)
                                                                                        -----       -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                                  (498)       (332)
     Investment - Common stock                                                           (200)       (260)
                                                                                        -----       -----
     Net Cash Used in Investing Activities                                               (698)       (592)
                                                                                        -----       -----

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                                   (2)        364
     Net Proceeds Long Term Debt                                                          316         198
     Issuance of Common Stock                                                               -           3
                                                                                        -----       -----
     Net Cash Provided (Used) in Financing Activities                                     314         565
                                                                                        -----       -----
     Net increase (Decrease) in Cash                                                      (37)        (82)

Cash at Beginning of Year                                                                 149         107
                                                                                        -----       -----
Cash at End of Period                                                                   $ 112       $  25
                                                                                        =====       =====




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Cash Flows - Continued
                                  (Unaudited)
                           Nine Months Ended July 31,
                                  (Thousands)




                                                                        1995      1994
                                                                        ----      ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                                 $202      $134
                                                                        ====      ====

          Income Taxes Paid                                             $214      $ 87
                                                                        ====      ====



Supplemental Schedule of Noncash Investing and
   Financing Activities:


July 31, 1995
-------------

          None


July 31, 1994
--------------

          None




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

Notes to Consolidated Financial Statements
(Unaudited)
July 31, 1995 and 1994




Note 1
------

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year - 1,530,775 shares in 1995 and 1,571,434 shares in 1994.


Note 2
------

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.


Note 3
------

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant intercompany accounts and transactions have been eliminated.


Note 4
------

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

-----------------------------------------------------




Note 5
------

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1995 and 1994, the Company invested an additional $69,000 and $360,000, respectively, into Core which was subsequently reduced to zero because of losses incurred by Core. At July 31, 1995 and 1994 the Company owned approximately 21.5% and 12.8% respectively.

Summarized unaudited financial statements for Core for the seven months ended July 31, 1995, are as follows:

Assets                    $1,486,000
Liabilities               $2,122,000
Deficit Equity            $ (636,000)
Sales                     $  845,000
Expenses                  $1,414,000
Loss                      $ (569,000)


Note 6
------

In April 1995 the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at July 1995 of $1,822,000 continues to remain stable when compared to $1,866,000 at October 1994 and $1,355,000 at July 1994. The business climate in 1995 continues to pressure the Company to maintain high inventory levels for on- time deliveries. In addition, the cost of raw materials has continued to rise at a rate substantially higher than the balance of the economy. During the first nine months of 1995, raw material prices have increased by as much as 11%. The demand at the brass mills, during much of 1995, has pushed deliveries of raw material out many weeks, forcing the company to inventory more product and its customers to plan further in the future. The inventory requirements will continue to put pressure on the Company's working capital and lines of credit.

The Company's credit agreement provides for a total line of credit of $3,100,000, of which $1,700,000 is for working capital, a $1,000,000 long term machinery and equipment loan, and a $400,000 line for the acquisition of additional equipment. At July 1995, the Company had approximately $782,000 available under the working capital line and $300,000 available under the equipment line as compared to $780,000 and $400,000 , respectively, at October 1994 and $968,000 and $400,000 respectively, at July 1994. The Company believes that the lines of credit are adequate to fund the working capital requirements during the balance of 1995. The Company's credit agreement has been extended, by the lender, to August 1996.

The Company has purchased $498,000 of equipment through July 1995, of which $412,000 was new manufacturing equipment. The equipment included a new parts washing system for $215,000 and $198,000 of secondary operation equipment. $215,000 of the equipment was financed through a five year equipment lease, $100,000 through the Company's line of credit and the balance from cash flow. The Company does not anticipate any additional major purchases through the balance of 1995. If any additional purchases are made, the Company's current available line of credit of $300,000 is considered adequate to fund those requirements.

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

In April 1995 the company entered into an agreement whereby it agreed to acquire 100,000 shares of its common stock for $2 per share of $200,000. The agreement called for 20% down or $40,000 at the closing and the balance to be paid in equal annual installments of $40,000 beginning in April 1996 through April 1999. Interest payments on the unpaid balance are to be paid quarterly at 8.5% The note is secured by an equal number of shares of the Company's stock, in direct relationship to the unpaid balance, at $2 per share. Each year as a payment is made, the amount of stock held as security is reduced accordingly. The Company retains all voting rights to the stock held as security as long as the Company is not in default on the agreement.





RESULTS OF OPERATIONS
---------------------

Sales for the nine months ended July 1995 show an increase of 13% over 1994. However, sales for the quarter ended July 1995 reflect a 4% decline from 1994. While sales for the current year have shown a consistent strength as the economy remained healthy, the Company had seen signs of a slowdown over a period of three to four months. In addition, 1995 sales increases are partially attributed to the substantial raw material increases which started in late 1994 and have continued during 1995. 1995 raw material price increases have been as high as 11% in some materials.

While the Company's backlog remains very strong at $5,452,000 at July 1995, as compared to $4,419,000 at October 1994 and $5,359,000 at July 1994, the Company has experienced a slowdown in certain departments. The backlog also reflects the effects of longer term contracts, as extended material deliveries have forced the Company and its customers to plan further in the future. While the Company does not anticipate a major change in business for the balance of the current fiscal year, the signs of a weakening economy are more prevalent than in the last few years.

The Company's operating profits for the nine months and three months ended July 1995 of $719,000 and $250,000 reflect a slight improvement over 1994. Net income of $286,000 and $69,000 for the nine months and three months ended 1995 as compared to $344,000 and $120,000 for the 1994 reflect higher interest costs as well as higher effective tax rates, for the current year. The Company utilized the balance of its tax loss and credit carryforwards in 1994. Current periods will therefore reflect full tax rates for both financial reporting as well as cash payments required for tax returns.

                          PART II - OTHER INFORMATION




Item 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a)      None

                 (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ATHANOR GROUP, INC.





Date  September 18, 1995              By       /s/ Duane L. Femrite
     --------------------                --------------------------------------
                                          Duane L. Femrite
                                          President, Chief Executive Officer,
                                          Chief Operating Officer,
                                          Chief Financial Officer, and Director