Form 10KSB40
period 1995-10-31
ATHANOR GROUP INC
filed 1996-02-08
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 X  Annual Report pursuant to Section 13 of 15(d) of the Securities Exchange Act
---
of 1934 for the fiscal year ended October 31, 1995, or

    Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange
---
Act of 1934

Commission file number                      2-63481
                       ---------------------------------------------------------
                                       ATHANOR GROUP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


         CALIFORNIA                                              95-2026100
-------------------------------                            ---------------------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


     3452 East Foothill boulevard, Suite 417, Pasadena, California  91107
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                   (Zip Code)

The Company's telephone number, including area code              (818) 440-1602
                                                   -----------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
       Title of each class                                 on which registered
       -------------------                                 -------------------

       None                                                None

Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X /
                               ---

Issuer's revenues for its most recent fiscal year were $19,432,094.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995 amounted to $1,189,000.

The registrant had 1,471,434 shares of common stock outstanding as of December 31, 1995.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

     ATHANOR GROUP, INC. ("the Company") was incorporated under the laws of the State of California in 1958, under the name ALGERAN, INC.

BUSINESS DEVELOPMENT

     SUBSIDIARY CORPORATIONS

     Since its inception in 1958, and since 1986 through its wholly-owned subsidiary, ALGER MANUFACTURING COMPANY, INC., a California corporation ("Alger"), the company has been engaged in the manufacture of screw machine products (nonproprietary metal components) produced in large quantities to customer specifications.


     LOANS AND INVESTMENTS IN CORE SOFTWARE TECHNOLOGY

     The Company is currently the single largest shareholder of Core Software Technology, a California corporation ("Core"), owning 2,120,070 shares of the issued and outstanding common stock of Core, representing approximately 21.5% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). As a condition to a closing of a private placement of the common stock of Core for gross proceeds to Core of $4,705,000 which closing occurred during April and May 1994 (the "Core Private Placement"), the original shareholders of Core agreed to deposit certain shares of the common stock of Core owned by them into escrow. Accordingly, an aggregate of 1,426,150 of the 2,120,070 shares of the common stock of Core owned by the Company are currently held in an escrow account. All of the escrowed shares will be released from escrow if Core meets a certain minimum pretax income requirement in either 1996, or 1997. Core failed to meet this minimum pretax income requirement in 1994 and 1995, and there can be no assurance that Core will meet this pretax income requirement in the future. If such minimum pretax income requirements is not been reached by April 30, 1998, all shares held in the escrow account will be canceled and returned to Core and the Company shall have no further rights with respect to those shares.

     Core is the developer and marketer of an on-line geospatial (image, cartographic, & demographic) information indexing and distribution system and service, known as ImageNet. Core develops and distributes proprietary client-server and application software but primarily uses its software products as a delivery vehicle for ImageNet services. Through the Global implementation of ImageNet , Core seeks to control the channel for distribution of geospatial information products worldwide. As a single source access vehicle for such information, the value and utility of ImageNet is a function of content.

     Core is attempting to build, a worldwide, on-line database and distribution infrastructure consisting of commercial and public data providers, existing international distributors, satellite ground receiving stations, and value added companies. ImageNet addresses the information access requirements of an international public policy movement to maximize the benefits of existing scientific and geographic information and analysis tools.

     Although Core has experienced losses on nominal revenues since its inception and is still in a partial development stage, Core's management has advised the Company that it anticipates an increase in revenues in fiscal year 1996.

     The Company has also provided a portion of the working capital requirements of Core during fiscal 1995, in the form of a series of loans to Core in the aggregate principal amount of $123,500. The Company accounts for its investment in Core using the equity method of accounting which requires the Company to record its share of Core's earnings or losses. During fiscal 1995, the Company reduced the loans to zero because of losses incurred by Core. (See
Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). Subsequent to the Company's fiscal year end, the Company made additional loans to Core in the amount of $50,000.


     THE SCREW MACHINE PRODUCTS INDUSTRY IN GENERAL

     It is estimated that there are in excess of 1600 manufacturing companies making screw machine products in the Untied States. Screw machine products usually are component parts for use in machines, appliances, automobiles, and similar durable goods; they also have a wide variety of uses in individual, industrial, military, and consumer products. These parts must be manufactured strictly to customer's specifications and must be of precise dimensions, demanding close individual control during production. The Company does not own the designs for any of the products produced for customers. Historically, the screw machine products industry has been extremely sensitive to downturns in the general economy. In January 1996, the industry's trade association, National Screw Machine Products Association (NSMPA), officially changed its name to Precision Machined Products Association (PMPA). The name change was made to better reflect the Industry today, the current technology and the varying equipment used by the association members.

     In meeting customer orders, the Company manufactures a wide range of products. Before placing an order, a customer provides the Company with detailed drawings and specifications for a specific product. Based upon these drawings and specifications, the Company prepares a quote to manufacture the product. Once the customer agrees to this quote, manufacturing of the product is scheduled. Quality control inspections are made throughout the manufacturing process. Emphasis is placed on quality in design. This supports the Company's program of defect prevention rather than defect detection. The results of this approach have shown significantly lower costs through the reduction of scrap and associated indirect labor. Upon completion of the manufacturing process, a final inspection is made to determine whether the product conforms to the customer's specifications. If the product fails to conform to the customer's specifications, the Company will correct the problem at its own expense.

     Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. While the Company has designed its internal quality standards to meet ISO 9000 standards, the Company has not been certified.

     Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers, allows the Company to remain a leader in its industry. The Company has recently installed a fully integrated computer system, which has the ability to purchase and schedule materials in conjunction with the manufacturing process. This will give the Company an effective tool to control in house inventories and to provide on time deliveries to its customers.

     All of the Company's business consists of the production of component parts of proprietary products for other companies. A number of these companies have the capacity to perform this work themselves, but for what appears to be business reasons decline to do so. Should these companies decide in the future to do this work themselves, the business of the Company could be adversely affected.

     As of October 31, 1995, the Company's unproduced backlog amounted to approximately $6,134,000 of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 1996. The Company believes the increase in the backlog is directly related to the current business climate. The backlog is expected to be completed within the 1996 fiscal year, as the Company believes that all these orders are firm. The Company's gross backlog, as of October 31, for the past three years was as follows: 1994 - $4,419,000, 1993 - $3,240,000; 1992 - $2,1555,000.

     MACHINERY

     Of central importance to the screw machine product manufacturer is the automatic screw machine. Most of the Company's machines are cam and gear operated, which are extremely efficient for "High Speed - High Volume Production". The Company, in essence, is in the business of selling machine time, as well as the capabilities of its machines and the skill of its personnel in preparing and operating its machines. The automatic screw machine is a very complex piece of machinery that requires highly skilled machinists to set up and operate. Because the Company specializes in high volume production, it must operate the fastest machines that will produce a part within the customers specifications. The Company feels that the combination of its engineering capabilities, its experience and its well maintained equipment, meet these requirements. All of the machinery utilized by the Company is in good working order and adequate for the current needs of the Company and its customers.

     In 1995 the Company made the decision to expand into Horizontal and Vertical CNC equipment. The CNC equipment will allow the Company to perform a larger percent of the secondary operations required on customers products. In the past, many of these operations have been sent to outside job shops. The ability to perform these operations in-house will afford the Company better control over its work-in-process inventory as well as better control over the high quality standards required in today's business climate.

     RAW MATERIALS AND SUPPLIES

     Screw machine products can be made from many materials, including various grades of steel (carbon, alloy, or stainless), most brasses and bronzes, aluminum, precious metals, and machinable plastics. The Company specializes in manufacturing products primarily with brass, as well as carbon steel, aluminum, and stainless steel.

     Materials used by the Company are either purchased from mills, material distributors, or supplied by the customer. Although the Company is not presently faced with any shortages of materials, shortages of certain materials have occurred in the past and may occur in the future. Future shortages of materials would have an adverse affect on the Company's business. The Company orders materials specifically for the jobs it is currently manufacturing and, therefore, does not keep excess materials on hand. The Company usually has sufficient materials in stock to continue operations for approximately one month.

     All of the metals purchased by the Company, for customer jobs, either becomes product or are reclaimed, to be used in another process. The reclamation of scrap material is very important in the manufacturing of screw machine products. The value received from the sale of scrap is an essential element in the pricing and profitability of each job. All reclaimed scrap is either sold back to the mills or sold to a scrap dealer. In the case of brass, the scrap is sold back to the supplying mill at a price established by the mill. Aluminum and stainless scrap is sold to various scrap dealers at a price established by the market demand. Both the cost of the material and the anticipated return on the sale of scrap are considered in preparing a quote for a particular job. The Company's principal suppliers are: Chase Brass and Copper Company, Cerro Metal Products, Bralco Metals, and Joseph T. Ryerson and Son, Inc.

     The Company does not use , and has not used, solvents in the process for the cleaning of parts for many years. In 1987, the Company purchased its first soap and water parts cleaner. While the evolution of soap and water parts cleaning has been slow in coming, the Company purchased a "State of the Art" soap and water parts cleaner in 1995. The new parts cleaner has been a major improvement in getting product cleaner and adds a new dimension in the reclamation of cutting oils and the soap used in the cleaning process.

      EMPLOYEES

     The Company and its subsidiaries employed, on a full-time basis, one hundred and ten (110) persons on October 31, 1995, of which ten (10) were general and administrative, three (3) were in marketing and sales, and ninety-seven (97) were production personnel.

     The Company believes that it has good relations with its employees, none of whom are covered by a collective bargaining agreement. The ability of the Company to retain and attract skilled personnel, especially skilled machinists, is of primary importance to the Company's operations. Qualified machinists are generally in short supply in the industry, and, therefore, in great demand.
The Company has been able to attract and retain a staff of skilled machinists and support staff by offering compensation packages comparable with larger companies. In addition, the Company conducts informal training programs, whereby selected unskilled personnel are given the opportunity to learn the machinist trade.

     ENVIRONMENTAL

     During 1992, perchloroethylene contamination was found in the ground soil below the Alger manufacturing facility. The Company completed initial soil testing in 1992 and has subsequently done additional testing during 1993. The appropriate local agencies have been notified of the results of the Preliminary Environmental Site Investigations. The Company is currently awaiting a response and direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated. As of October 31, 1992, a provision of $200,000 was recorded to Other Income (Expense) for the estimated costs of this remediation. During 1993 the provision was increased by an additional $50,000, bringing the total provision to $250,000 as of October 31, 1993, 1994 and 1995. It is anticipated that sometime in the near future a more comprehensive analysis will be completed and a plan of remediation will be approved. It is estimated that the costs associated with the remediation will be expended over a two to four year period. Although the matter has not been fully investigated, the Company believes that its insurance may recover a portion of the remediation cost; however, the Company has not recognized any potential recovery in its financial statements.

     SALES PRACTICES

     Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the midwest and southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the western, midwest, and southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 1995, 1994, and 1993 was as follows:

                      Dollar Amount of Total Sales (000's)


                                         1995     1994     1993
                                      -------  -------  -------
     California                        $5,389   $4,445   $3,707
     Other Western States               4,314    3,285    2,985
     All Others                         6,047    6,797    5,142
     Scrap                              3,682    3,144    2,528
                                      -------  -------  -------
                                      $19,432  $17,671  $14,362

                           Percentage of Total Sales


                                           1995  1994  1993
                                           ----  ----  ----
     California                              28%   25%   26%
     Other Western States                    22    19    21
     All Others                              31    38    36
     Scrap                                   19    18    17
                                            ---   ---   ---
                                            100%  100%  100%


     Export sales have never been, nor are the anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 1995, 1994, and 1993, foreign sales represented less than one-half of one per cent of total sales.

     The Company believes that its sales effort outside of its local sales territories, specifically Southern California and recently Phoenix, is unique to the screw machine industry, since generally screw machine companies are localized in their sales and operations. The addition of qualified manufacturers' representatives is, and has been for many years, an integral part of the Company's strategy for continued growth outside of these traditional sales territories.

     The Company uses many methods to advertise its capabilities including sales brochures, directory advertising, and trade shows. The Company also uses a sales video, the latest vehicle for visual communication. The video has proven to be an excellent sales tool to communicate the Company's capabilities. A prospective customer, as well as existing customers, have the opportunity to see the inside workings of the Company's manufacturing facilities and to generate a sense of confidence in the Company's ability to produce a product to the customer's required specifications and quantities.

     CUSTOMERS

     The Company manufactures parts for a variety of customers. During 1995 there was one customer, from multiple divisions, which accounted for approximately 13% of the Company's consolidated revenues. The Company does not believe that the loss of this customer would have a material adverse effect on its overall operations. The products associated with this customer require substantial outside processing and the actual utilization on the Company's facilities required for this customer is substantially less than 10%.

     During 1995, none of the Company's business was government related.

Item 2. DESCRIPTION OF PROPERTY

     PROPERTIES

     The Company and its subsidiary, Alger, lease office and manufacturing space in Pasadena and Ontario, California, and in Phoenix, Arizona. The Company's Pasadena corporate office consists of 735 square feet on a two year lease which ends in February 1996.

Alger leases three manufacturing facilities: 35,600 square feet and 17,000 square feet in Ontario on leases ending in September 1997, and 5,842 square feet in Phoenix, Arizona until August 1996. The Company plans on expanding the Phoenix operation during 1996. This expansion, originally planned for 1995, will require the Company to lease and build-out new manufacturing facilities for the Phoenix division during 1996. The manufacturing facilities in Ontario, with the addition of the 17,000 square feet in February 1995, are considered adequate for the current operations at this location. The Company is presently building office space in the Ontario facility to house its corporate office when the current lease expires.

     In management's opinion, all of the Company's interests in its leased properties are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS

      Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Written consents were received from certain shareholders of the Company on or before August 30, 1995.

      (b)  Not applicable

      (c)  A majority in interest of the shareholders of the Company
           (without counting as outstanding or consenting the shares of common stock owned by Robert W. Miller) approved a loan to Mr. Miller of an amount up to $25,000 on such terms and conditions as the Board of Directors may determine. (See Item 12). Consents for: 822,072.

           A majority in interest of the shareholders of the Company (without counting as outstanding or consenting the shares of ccommon stock by Robert W. Miller) approved an amendment to the By-Laws of the Company with the power and authority to make loans of money or property to, or guarantee the obligation of, any director or officer of the Company. Consents for: 772,392

                                    Part II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was traded over the counter on the NASDAQ system until December 10, 1991, when it was delisted for failing to comply with the current entry requirements approved by the Securities and Exchange Commission on August 31, 1991. The Company is currently still a part of the NASDAQ system and can be located on The Bulletin Board using the symbol "ATHR". The following chart lists the stock price range from the company's market makers, as published by the National Quotation Bureau; these over-the-counter market quotations reflect the inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                               Market Information


                         12/31/95  9/30/95  6/30/95  3/31/95
                         --------  -------  -------  -------
        Ask               1 13/16   1 1/2    1 3/4     1 3/8
        Bid               1 3/8     1 5/16   1 5/16    1 1/4

                         12/31/94  9/30/94  6/30/94  3/31/94
                         --------  -------  -------  -------
        Ask               1 3/8     1 3/8     1       13/16
        Bid               1 1/4     1 3/16    5/8      5/8

                         12/31/93  9/30/93  6/30/93  3/31/93
                         --------  -------  -------  -------
        Ask                 7/8      3/4      3/4      3/4
        Bid                 5/8      3/8      3/8      3/8


     As of December 31, 1995, the approximate number of shareholders of record of common shares was 318.

     No dividends were declared during the fiscal year ended October 31, 1995 on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes the changes in working capital for the fiscal years 1995, 1994, and 1993 (Thousands of Dollars).


                                         1995    1994    1993
                                       ------  ------  ------
            Current Assets             $5,532  $5,352  $3,924
            Current Liabilities        $3,686  $3,486  $2,726
            Working Capital            $1,846  $1,866  $1,198

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1994

     The Company's working capital as of October 1995, remained fairly constant with 1994, even though during 1995 the company expanded its manufacturing facilities and increased sales. The increase in accounts receivable and inventory of approximately $340,000 were financed using the Company's line of credit and out of cash flow.

     The Company expanded its Ontario manufacturing facilities, during fiscal 1995, with the lease of a 17,000 square foot facility. The original lease is for thirty seven months with an option for an additional five years. The opportunity to lease this facility, caused the Company to defer the expansion of its Phoenix division. The Company has expended approximately $200,000 on improvements and equipment in this expansion. $100,000 of the cost was financed using the Company's equipment line of credit, with the balance coming from cash flow. This does not include the lease cost along with the time and labor associated with getting the facility up and running. The Company is using the additional space for warehousing, assembly and secondary operations. The additional space has also given the Company the room to expand its secondary operation department, with the addition of CNC equipment, as well as other necessary equipment. This will allow the Company to perform substantially more of the required secondary operations in house, which in turn will give the Company greater control over its inventory, costs and delivery schedules. The Company feels the cost associated with the addition of this facility will eventually be returned through lower outside processing costs and more efficient inventory control.

     During 1996 the Company has plans to expand its Phoenix division, which currently occupies 5,842 square feet. This expansion was originally planned for 1995, but was deferred when the Company decided to expand its Ontario facility. Even though a specific new location has not yet been designated, it is anticipated that a minimum of 12,000 to 15,000 square feet will be required. The larger facility will allow for planned expansion over the next few years as well as provide the division with a better equipped, autonomous working environment. The expansion is expected to cost between $150,000 and $200,000, including equipment and leasehold improvements, over a period of six to twelve months commencing in August 1996.

The Company believes it will be able to fund these costs of expansion from working capital and its equipment line of credit.

     The Company purchased $460,000 of manufacturing and computer equipment during 1995. This included a new $215,000 "State of the Art" parts washing system. The Company financed the equipment additions with a new five year lease on the parts washer, utilization of $100,000 of its equipment line of credit, with the balance coming from cash flow. The Company has available the remaining new equipment line of credit of $300,000 for additional equipment purchases in 1996. At the present the Company does not anticipate any major equipment purchases in 1996 other than associated with the expansion of the Phoenix division.

     In April 1995, the Company entered into an agreement whereby it agreed to acquire 100,000 shares of its common stock for $2 per share or $200,000. The agreement called for $40,000 at closing and the balance to be paid in equal installments of $40,000 beginning in April 1996 through April 1999. Interest payments on the unpaid balance are to be paid quarterly at 8.5%. The note is secured by an equal number of shares of the Company's stock, in direct relationship to the unpaid balance, at $2 per share. Each year as a payment is made, the amount of stock held as security is reduced accordingly. The Company retains all voting rights to the stock held as security as long as the Company is not in default on the agreement.

     In August 1995 the Company completed an amendment to its credit agreement, extending the agreement to August 13, 1996. The amended credit agreement increased the Company's working capital line to $2,000,000 and retained the long term equipment loan of $1,000,000, with a balance owing of $783,000 as of October 1995. The net effect of the amended credit agreement was to increase available financing by approximately $300,000. In addition, the amended agreement continued a new equipment line of $400,000 (with a balance available of $300,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 75% of the purchase price of equipment. At October 31, 1995, the Company had approximately $823,000 available under the working capital line and $300,000 available under the new equipment line as compared to $780,000 and $400,000 respectively in 1994. Management believes the amended agreement is adequate to fund the Company's working capital requirement during fiscal year 1996 and anticipated equipment purchases in fiscal year 1996.

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1993

     1994 proved to be a year of sustained growth for the Company. The net affect was a substantial improvement in the Company's overall financial condition. Working capital improved due to the growth in sales and profits, a restructuring of the Company's credit agreement and the effects of the adoption of The Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (Statement 109)".

     The Company's 1994 sales growth created a substantial increase in accounts receivable and inventory of approximately $1,311,000. The increase was financed through an increase in accounts payable and utilization of the Company's working capital line of credit.

     During 1994 the Company purchased $394,000 of additional equipment. The equipment was financed using working capital, partially from the old equipment line of credit and partially from financing obtained from a new source. The Company had availability of $400,000 under the equipment line of credit for additional equipment purchases in 1995.

     In April 1994 the Company exercised options to acquire 260,000 shares of the common stock of Core Software Technology, Inc. ("Core") at $1 per share or an aggregate of $260,000. The Company exercised the options concurrently with the initial closing of the Core Private Placement of shares of its capital stock, whereby Core raised an aggregate of $4,705,000. The loans that the Company had made to Core were substantially converted into equity at the closing of the private placement. However, Core also paid the balance of the loans remaining to the Company, as well as $56,234 of interest income, which was unrecorded on the Company's books prior to payment. As of October 31, 1994, the Company had no outstanding loans receivable from Core.

     In October 1994 the Company foreclosed on certain assets of ("IDC") which the Company held as security for loans made by the Company to IDC. The Company served IDC with a notice of default under such loans in September 1994. At the foreclosure proceeding the Company acquired 858,863 shares of the common stock of Core for $100,000 in the form of a reduction of its then outstanding loans to IDC by $100,000, which shares of Core common stock IDC had pledged as security to secure its loans from the Company. IDC still has unpaid loans owing to the Company in the amount of $561,520 plus interest. In 1994 the Company carried a provision for losses on the loans of $534,062.

     In July 1994 the Company completed an amendment to its credit agreement, extending the agreement to August 13, 1995. The amended credit agreement increased the Company's working capital line to $1,700,000 and included a long term equipment loan of $1,000,000. The net effect of the amended credit agreement was to increase working capital by approximately $250,000 by restructuring the long term portion of the credit agreement. In addition, the amended agreement included a new equipment line of $400,000 for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 75% of the purchase price of equipment. At October 31, 1994, the Company had approximately $780,000 available under the working capital line and $400,000 available under the equipment line as compared to $753,000 and $125,000 respectively in 1993.

     As of October 1994, the Company adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes (Statement 109)". Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. The Company's Notes to Consolidated Financial Statements more thoroughly discuss the implementation of Statement 109. The net effect to working capital from the adoption of Statement 109 was an increase of $377,000 as of October 1994.

RESULTS OF OPERATIONS

     The following table summarizes the results of operations for the fiscal years 1995, 1994, and 1993 (Thousands of Dollars):


                                        1995     1994     1993
                                    --------  -------  -------
           Sales                    $19,432   $17,671  $14,362
           Cost of Sales            $16,130   $14,633  $12,043
           Operating Profit            $869      $885     $422
           Net Earnings                $264      $557     $201


     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1994

     While sales for 1995 shows a 10% increase over 1994, the operating profits are similar to 1994. The main reasons for this stagnation in operating profits are the higher cost of raw material, a larger percent of sales outside of Southern California and the addition of operating facilities in 1995.

     Raw material price increases for the last two years have totaled 31% for the higher quantity usage materials. While the majority of price increases are passed on to customers as new orders are quoted, the substantial increases have a negative effect on profit percentages. For 1995 the cost of raw material associated with sales increased from 43% to 45%. While the impact of these higher material costs has been partially offset by spreading certain fixed costs over higher sales, the net effect of a large portion of the sales increase is a pass through of costs.

     The cost associated with the addition of 17,000 square feet of manufacturing and warehousing facilities, was absorbed in fiscal 1995. While the Company feels that the additional costs associated with this facility will be more than covered with lower outside processing costs and more efficient inventory control, the additional lease costs, along with the labor and overhead associated with setting up the facility, before the facility became functional, were all absorbed in 1995.

     The Company has continued the expansion of its sales territory with the addition of new manufacturers representatives. As sales to territories outside Southern California and Phoenix have become a larger portion of the Company's total sales, direct costs associated with these sales, specifically freight and commissions, have also continued to rise as a percent of sales. While the Company feels that the expansion of its sales territory is necessary for continued growth, there is always a learning curve and costs associated with such expansion.

     The Company's unproduced backlog of approximately $6,134,000 at October 1995 as compared to $4,419,000 is an indication of the Company's success in expanding its sales territory and the continued strength in the market place for its services. While sales for fiscal 1995 were originally projected to be similar to, or even slightly lower than, 1994, the Company's customer base has maintained a constant demand for its services, and along with the addition of new customers, has pushed sales and backlog to new records.

     The Company's investment in Core continued to under perform from its projections, in fiscal 1995. While the Company had originally decided not to invest any additional funds, through equity or loans, the conditions seemed to warrant the investment and risk associated therewith. The Company invested a total of $123,500 through loans to Core in fiscal 1995. The Company is required to account for its investment in Core using the equity method of accounting. Under the equity method the Company is required to include its proportionate share of the net loss reported by the investee(Core) for the periods subsequent to acquisition. Accordingly, the Company's fiscal 1995 results of operations include a loss associated with its investment in Core, using the equity method, of $123,500.

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1993

     The Company's 1994 sales saw a continuation of the business recovery started in the second half of 1993. Sales increases of 23% for the year were fairly consistent throughout the entire year. A portion of the substantial sales increase can be attributed to a large contract with one customer of which the major portion is expected to be completed by the first quarter of 1995.
The contract continued, but at a reduced level throughout 1995. In addition, a portion of the sales increase for 1994 is attributable to an unusually large increase in the cost of raw materials. Brass prices as of October 1994 had increased by 22% from the beginning of fiscal year 1994. While the cost of raw materials is normally passed on to customers, such large increases in the Company's costs have a tendency to skew the sales increases and cost of sales during the year.

     During 1994 the Company increased its capabilities in the larger diameter equipment. Sales demand in the larger diameter equipment have continued to be the higher percentage of the Company's sales growth. Sales associated with the larger diameter equipment also tend to carry a higher percentage of raw material cost, thereby reflecting a larger sale and cost of sale associated with these products.

     The Company's backlog of $4,419,000 at October 1994 was very strong as compared to $3,240,000 at October 1993. The backlog was down from a peak of $5,359,000 at July 1994. A large portion of the decrease from July 1994 was attributable to one customer, and was an anticipated decrease as the original contract was being completed.

     The Company's relationship with Core changed during 1994 as the Company converted the majority of its loans to Core into equity as a condition to the closing of the Core Private Placement which raised gross proceeds to Core of $4,705,000 (see Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In addition, the Company acquired 858,863 shares of the common stock of Core in a foreclosure sale. The shares of Core foreclosed upon were owned by IDC and had been pledged by IDC to the Company as collateral to secure the IDC Loans. The Company's investment in the stock of Core totals $360,459 and represents approximately 21.5% of the issued and outstanding shares of Core's capital stock. The Company is required to account for its investment in Core using the equity method. Under the equity method of accounting for investments in common stock, the Company is required to include its proportionate share of the net loss reported by the investee (Core) for the periods subsequent to acquisition. In 1994 the Company's results of operations include a loss associated with its investment in Core, using the equity method, of $360,459.

The Company is not required to recognize losses associated with its investee
(Core) in excess of its investment.

EFFECTS OF INFLATION

     During 1995 and 1994 the Company experienced substantial increases in the cost of some raw materials, approximately 9% and 22% respectively. All of the price increases for 1995 took place during the Company's first quarter. The cause of such increases appeared to be associated with the economic recovery the country was experiencing and the resulting increase being passed on by mills and distributors flush with orders.

     In the past the Company has not normally committed to long-term fixed price contracts. However, the current business climate, with customers placing longer term contracts, has required the Company to commit to longer term fixed price contracts. If material price increases are unusually high, the Company has been able to request and usually get a price adjustment. The effect of these material increases on the operating profit during 1995 and 1994 was minimal, as the majority of the increases were passed on to customers as new orders were quoted. However, the abnormally large increases in the cost of raw materials tends to skew the percentages, when making cost comparisons between periods.

     The Company is unable to predict if raw materials will experience similar increases in 1996. If similar increases do occur in 1996, the Company does not believe such increases would have a material effect on its operations.

     Inflation for the fiscal year ended 1993 was minimal and had no effect on the Company's operations.

Item 7.    FINANCIAL STATEMENTS




TITLE                                                                   PAGE
Independent Auditor's Report .........................................    18

Consolidated Balance Sheets
at October 31, 1995, and 1994 ........................................    19

Consolidated Statements of Earnings
for each of the three years ended October 31, 1995, 1994, and 1993 ...    21

Consolidated Statements of Stockholders' Equity
for each of the three years ended October  31, 1995, 1994, and 1993 ..    23

Consolidated Statements of Cash Flows
for each of the three years ended October  31, 1995, 1994, and 1993 ..    24

Notes to Consolidated Financial statements ...........................    26




Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                  ATHANOR GROUP, INC.
                  AND SUBSIDIARIES

                  Consolidated Financial Statements

                  October 31, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and Stockholders
Athanor Group, Inc.:

We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiaries as of October 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiaries as of October 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995 in conformity with generally accepted accounting principles. As discussed in note E to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for the year ended October 31, 1994.


Los Angeles, California
December 21, 1995

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1995 AND 1994

                  ASSETS                                 1995             1994
                                                      ----------       ---------
Current assets:
   Cash                                               $   62,382         149,185
   Accounts receivable, net of allowance for
     doubtful accounts of $11,785 and $11,443
     at October 31, 1995 and 1994, respectively        2,145,381       1,935,379
   Note receivable - related parties                      25,000          19,500
   Income tax receivable                                  99,500            --
   Inventories:
     Raw materials                                       835,152         860,636
     Work in process                                     519,363         312,382
     Finished goods                                    1,617,754       1,668,673
                                                      ----------       ---------
                                                       2,972,269       2,841,691
                                                      ----------       ---------
   Prepaid expenses                                       36,141          29,407
   Deferred income tax asset (note E)                    191,298         376,864
                                                      ----------       ---------
          Total current assets                         5,531,971       5,352,026
Property, plant and equipment, net (note B)            1,108,541         903,512
Other assets                                              82,708          86,350
                                                      ----------       ---------
                                                      $6,723,220       6,341,888
                                                      ==========       =========


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1995 AND 1994


      LIABILITIES AND STOCKHOLDERS' EQUITY                            1995             1994
                                                                   ---------        --------

Current liabilities:
   Note payable (note C)                                           $1,177,163         919,928
   Current portion of long-term debt (note D)                         365,961         246,327
   Accounts payable                                                 1,537,976       1,521,275
   Accrued liabilities:
     Salaries, wages and other compensation                           275,770         315,125
     Income tax payable                                                  --           141,622
     Other                                                            329,246         341,765
                                                                   ----------       ---------
          Total current liabilities                                 3,686,116       3,486,042
                                                                   ----------       ----------
Long-term debt, less current portion (note D)                         974,143         850,665
Deferred gain on sale and leaseback                                    39,257          80,562
Noncurrent deferred income tax liability (note E)                      55,424          20,090
Stockholders' equity:
   Redeemable, convertible preferred stock, $3 stated value
     Authorized 5,000,000 shares; none issued                            --              --
   Common stock, $.01 par value.  Authorized 25,000,000
     shares; issued and outstanding 1,471,434  shares in
     1995 and 1,571,434 shares in 1994                                 14,714          15,714
   Additional paid-in capital                                       1,447,391       1,447,391
   Retained earnings                                                  506,175         441,424
                                                                   ----------       ---------
          Total stockholders' equity                                1,968,280       1,904,529
                                                                   ----------       ---------

Commitments (note G)
                                                                   $6,723,220       6,341,888
                                                                   ==========       =========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

--------------------------------------------------------------------------------

                                                            1995                 1994                 1993
                                                        ------------        -----------        -----------
Net sales                                               $ 19,432,094         17,670,680         14,362,489
Cost of sales                                             16,130,070         14,633,034         12,043,001
                                                        ------------        -----------        -----------

              Gross profit                                 3,302,024          3,037,646          2,319,488

Selling, general and administrative
   expenses                                                2,433,298          2,152,960          1,897,201
                                                        ------------        -----------        -----------

              Operating profit                               868,726            884,686            422,287

Other income (expense):

    Interest expense                                        (281,434)          (141,124)          (176,333)
    Equity in loss of unconsolidated investee               (123,500)          (360,458)                --
    Miscellaneous, net                                        20,859             58,883              2,106
                                                        ------------        -----------        -----------

              Earnings before income taxes,
                extraordinary credit and
                cumulative effect of change in
                accounting for deferred income
                taxes                                        484,651            441,987            248,060

Income tax expense (note E)                                  220,900            344,275            124,332
                                                        ------------        -----------        -----------

              Earnings before extraordinary
                credit and cumulative effect of
                change in accounting for deferred
                income taxes                                 263,751             97,712            123,728

Extraordinary credit - tax benefit of
    carryforwards                                                 --                 --             77,137
                                                        ------------        -----------        -----------

              Earnings before cumulative effect
                of change in accounting for
                deferred income taxes                        263,751             97,712            200,865

Cumulative effect of change in accounting for
    deferred income taxes (note E)                                --            478,683                 --
                                                        ------------        -----------        -----------

              Net earnings                              $    263,751            576,395            200,865
                                                        ============        ===========        ===========

                                   (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                    1995         1994        1993
                                                    ----         ----        ----
Earnings per common share:
   Primary and fully diluted:
     Earnings before
       extraordinary credit and
       cumulative effect of
       change in accounting for
       deferred income taxes                        $.18          .06         .08
     Extraordinary credit                            --           --          .05
                                                    ----          ---         ---
          Earnings before
            cumulative effect of
            change in accounting for
            deferred income taxes                    .18          .06         .13
     Cumulative effect of
       change in accounting for
       deferred income taxes                         --           .31         --
                                                    ----          ---         ---
          Net earnings                              $.18          .37         .13
                                                    ====          ===         ===

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

--------------------------------------------------------------------------------

                                                                                             ADDITIONAL    RETAINED
                                            PREFERRED STOCK          COMMON STOCK             PAID-IN      EARNINGS
                                            ---------------      ----------------------
                                            SHARES   AMOUNT      SHARES         AMOUNT        CAPITAL      (DEFICIT)        TOTAL
                                            ------   ------      ------        --------      ---------     --------      ----------
Balance at October 31, 1992                     --     $--      1,477,884      $ 14,779      1,395,027     (335,836)      1,073,970

    Issuance of common stock                    --      --         89,216           892         49,157         --            50,049
    Net earnings for the year                   --      --           --            --             --        200,865         200,865
                                                --     ---     ----------      --------      ---------     --------      ----------

Balance at October 31, 1993                     --      --      1,567,100        15,671      1,444,184     (134,971)      1,324,884

    Issuance of common stock                    --      --          4,334            43          3,207         --             3,250
    Net earnings for the year                   --      --           --            --             --        576,395         576,395
                                                --     ---     ----------      --------      ---------     --------      ----------

Balance at October 31, 1994                     --      --      1,571,434        15,714      1,447,391      441,424       1,904,529

    Retirement of common stock (note L)         --      --       (100,000)       (1,000)          --       (199,000)       (200,000)
    Net earnings for the year                   --      --           --            --             --        263,751         263,751
                                                --     ---     ----------      --------      ---------     --------      ----------

Balance at October 31, 1995                     --     $--     1,471,434       $ 14,714      1,447,391      506,175       1,968,280
                                                ==     ===     ==========      ========      =========     ========      ==========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

         INCREASE (DECREASE) IN CASH                     1995           1994           1993
                                                       ---------       -------       -------
Cash flows from operating activities:
   Net earnings                                        $ 263,751       576,395       200,865
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
       Cumulative effect of change in accounting for
         deferred income taxes                              --        (478,683)         --
       Equity in loss of unconsolidated investee         123,500       360,458          --
       Depreciation and amortization                     250,944       237,928       225,536
       Loss on sale of fixed asset                        21,460         5,683          --
       Amortization of deferred gain on sale and
         leaseback                                       (41,305)      (41,304)      (41,304)
       Provision for contamination                          --            --          50,000
       Provision for deferred income taxes               220,900       160,046          --
       (Increase) decrease in operating assets:
         Accounts receivable                            (309,502)     (664,821)       93,718
         Inventories                                    (130,578)     (646,078)     (198,557)
         Prepaid expenses                                 (6,734)        3,744       (10,347)
         Other assets                                      3,642         3,916        25,326
       Increase (decrease) in operating liabilities:
         Accounts payable                                 16,701       282,823       334,176
         Accrued liabilities                            (193,496)      195,126        92,391
                                                       ---------       -------       -------
          Net cash provided by (used in) operating
             activities                                  219,283        (4,767)      771,804
                                                       ---------       -------       -------
Cash flows from investing activities:
   Purchase of property and equipment                   (517,318)     (236,933)     (243,433)
   Proceeds from sales of property and equipment          39,885        10,044          --
   Write-off of note receivable - related party           19,500          --            --
   Investment/advances in unconsolidated investee       (123,500)     (260,458)         --
                                                       ---------       -------       -------

     Net cash used in investing activities              (581,433)     (487,347)     (243,433)
                                                       ---------       -------       -------

                                   (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARIES

YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                           1995           1994         1993
                                                        ----------     --------     ---------
Cash flows from financing activities:
   Note receivable - related party                      $ (25,000)      198,672       (97,463)
   Net borrowings (repayments) under line of credit       257,235       284,416      (293,478)
   Repayments of note payable                                --         (15,834)      (21,109)
   Proceeds from long-term debt                           312,083       336,546       175,000
   Repayments of long-term debt                          (228,971)     (269,373)     (277,281)
   Issuance of stock                                         --            --          50,049
   Installment on retirement of stock (note D)            (40,000)         --            --
                                                        ---------       -------       -------
          Net cash provided by (used in) financing
            activities                                    275,347       534,427      (464,282)
                                                        ---------       -------       -------
          Net increase (decrease) in cash                 (86,803)       42,313        64,089
Cash at beginning of year                                 149,185       106,872        42,783
                                                        ---------       -------       -------
Cash at end of year                                     $  62,382       149,185       106,872
                                                        =========       =======       =======
Supplemental disclosures of cash flow information:
   Interest paid                                        $ 278,952       175,509       173,639
                                                        =========       =======       =======
   Income taxes paid                                    $ 254,635       103,000        14,000
                                                        =========       =======        ======

Supplemental schedule of noncash investing and financing activities:
   1995
   The Company purchased $206,826 of machinery and equipment under a capital lease obligation.
   1994
   The Company purchased $157,854 of machinery and equipment under a capital lease obligation.
   The Company issued 4,334 shares valued at $3.250 of common stock to a director for payment of director fees.
   The Company increased its investment in CORE by $100,000 through reduction of related party notes receivable.

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 1995 AND 1994


NOTE A  - SUMMARY OF ACCOUNTING POLICIES

        Athanor Group, Inc. (Athanor or the Company) is principally in the business of manufacturing and marketing screw machine products.

        A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

        1. PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Athanor and its wholly owned subsidiary, Alger Manufacturing Co., Inc. (Alger). Athanor sold its 85% interest in Athanor Environmental Services, Inc. effective May 31, 1993. Significant intercompany accounts and transactions have been eliminated.

        2. INVENTORIES

        Inventories are stated at the lower of cost, based on the first-in, first-out method, or market.

        3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Repairs and maintenance are expensed as incurred. Cost and accumulated depreciation applicable to assets retired or disposed of are eliminated from the accounts, and any resultant gains or losses are included in operations.

        Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

        Depreciation is based on estimated useful lives of assets, which are as follows:

                 Machinery and equipment          4 to 7 years
                 Leasehold improvements           5 to 9 years

        4. INCOME TAXES

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

        Under the deferred method, used by the Company in 1993 and prior, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the income tax rate applicable in the year of calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates. Available net operating loss carryforwards and credit carryforwards were not treated as deferred tax assets and were recorded as extraordinary items when utilized.

        5. INVESTMENT

        The Company accounts for its investment in Core Software Technology
        (Core) on the equity method which requires the Company to record its share of Core's earnings or losses. During 1994, the Company invested $360,458 into Core which was subsequently reduced to zero because of losses incurred by Core. At October 31, 1995 and 1994, the Company owned 21.5% of Core's common stock. During 1995, the Company invested $123,500 in Core which was subsequently reduced to zero because of losses incurred by Core.

        6. EARNINGS PER SHARE

        Earnings per share is based on the weighted average of common shares outstanding during each year.

        7. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of the Company's debt instruments is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE B  - PROPERTY, PLANT AND EQUIPMENT

        A summary of property, plant and equipment by classification follows:

                                                             October 31
                                                 ------------------------------
                                                     1995                1994
                                                 -------------        ---------
Machinery and equipment                          $   4,378,968        4,079,866
Leasehold improvements                                  77,278           71,442
                                                 -------------        ---------
                                                     4,456,246        4,151,308
Less accumulated depreciation and amortization       3,347,705        3,247,796
                                                 -------------        ---------
                                                 $   1,108,541          903,512
                                                 =============        =========

NOTE C  - NOTE PAYABLE

        Alger has a $3,400,000 credit agreement with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of Alger (a wholly owned subsidiary). Under the line of credit, the subsidiary may borrow amounts up to $2,000,000 based on eligible accounts receivable and inventories. Interest on drawings on this line of credit is payable at the prime rate plus 1.50% (8.75% at October 31, 1995). The line of credit expires in August 1996. The amount outstanding was $1,177,163 and $919,828 at October 31, 1995 and 1994,
        respectively. The amount available under the line of credit was approximately $823,000 and $780,000 at October 31, 1995 and 1994, respectively. The agreement also provides for a term loan not to exceed $1,000,000 (see note D). The Company borrowed $1,000,000 under the term loan, of which $750,000 was outstanding at October 31, 1995. In addition, the agreement provides for an equipment line of up to $400,000, of which $100,000 has been drawn and $300,000 was available at October 31, 1995. The Company has guaranteed borrowings outstanding under this credit agreement on behalf of Alger.

Note D  - Long-Term Debt

        Long-term debt consisted of the following:

                                                             1995               1994
                                                          ----------          ---------
        Note payable to an individual at an
           annual rate of 8.5%, payable in
           yearly installments of $40,000, with
           interest payable quarterly, due April
           1999 (see note L)                              $  160,000               --
        Notes payable to a lending
           institution at the prime rate plus
           1.5% (8.75% at October 31, 1995),
           payable in monthly installments of
           $18,334 plus interest, due July 1999,
           collateralized by substantially all
           assets of Alger                                   843,332            950,000
        Notes payable to others at rates
           ranging from 7.9% to 12.9%, payable
           in monthly installments of $1,133
           including interest, due through May
           1999, collateralized by equipment and
           automobiles                                        40,110              3,832
        Capital lease obligations (see note G)               296,662            143,160
                                                          ----------          ---------
                                                           1,340,104          1,096,992
        Less current portion                                 365,961            246,327
                                                          ----------          ---------
                                                          $  974,143            850,665
                                                          ==========          =========

        A schedule of aggregate, annual principal payments on long-term debt as of October 31, 1995 is as follows:

                        YEAR ENDING
                        OCTOBER 31             AMOUNT
                        -----------         ----------
                           1996             $  365,961
                           1997                351,257
                           1998                351,257
                           1999                271,629
                           2000                     --
                                            ----------
                                            $1,340,104
                                            ==========

NOTE E  - INCOME TAXES

        During 1994, the Company changed its method of accounting for deferred taxes from the deferred method under APB No. 11 to the asset and liability method now required under SFAS No. 109. The cumulative effect of this change in accounting method was to establish a

        $478,683 net deferred tax asset as of the beginning of the fiscal year (November 1, 1993) and record a corresponding increase to net income.

        Income tax expense for 1995 and 1994 consists of the following:

                                   Federal            State            Total
                                  --------           ------          -------
              1995:
                Current           $   --               --               --
                Deferred           189,628           31,272          220,900
                                  --------           ------          -------
                                  $189,628           31,272          220,900
                                  ========           ======          =======
              1994:
                Current           $135,975           48,254          184,229
                Deferred           131,605           28,441          160,046
                                  --------           ------          -------
                                  $267,580           76,695          344,275
                                  ========           ======          =======

        During 1993, the Company utilized approximately $22,000 in net operating loss carryforwards and approximately $55,000 in general business credit carryforwards, primarily investment tax credit carryforwards.

        The difference between the Federal and income tax rate and the effective income tax rate on net earnings is as follows:

                                               1995                   1994                    1993
                                         ------------------      ------------------      ------------------
              Statutory U.S.
                 Federal tax rate        34.0%     $164,781      34.0%     $150,276      34.0%     $ 84,394
              State income taxes,
                 net of Federal
                 benefit                  6.1        29,297       6.1        26,961       6.1        15,132
              Increase in
                 valuation allowance     --            --        32.7       144,681      --            --
              Benefit not
                 recorded due to net
                 carryforward
                 position                --            --        --            --        10.0        24,806
              Other                       5.4        26,822       5.1        22,357      --            --
                                         ----      --------      ----      --------      ----      --------
                                         45.5%     $220,900      77.9%     $344,275      50.1%     $124,332
                                         ====      ========      ====      ========      ====      ========

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at October 31, 1995 and 1994 is as follows:

                                                           1995        1994
                                                         --------     -------
        Deferred tax assets:
           Bad debt reserves                             $  4,730     219,228
           Equity in loss of unconsolidated investee      194,251     144,681
           Contamination reserve                          100,345     100,345
           Deferred gain on sale and leaseback             15,757      32,336
           Other                                           36,653      57,290
                                                         --------     -------
                  Total gross deferred tax asset          351,736     553,880
        Valuation allowance                               144,681     144,681
        Deferred tax liability - accelerated
           depreciation on fixed assets                    71,181      52,425
                                                         --------     -------
        Net deferred tax asset                           $135,874     356,774
                                                         ========     =======

        The net deferred tax asset is presented on the balance sheets at October 31, 1995 and 1994 is as follows:

                                                       1995        1994
                                                     --------     -------
        Deferred income tax asset                    $191,298     376,864
        Noncurrent deferred income tax liability       55,424      20,090
                                                     --------     -------
                                                     $135,874     356,774
                                                     ========     =======

        Included as a deferred tax asset is the deferred tax benefit associated with the Company's 1994 equity loss in an unconsolidated investment. Because of uncertainties surrounding the realizability of this deferred tax benefit, the Company established a valuation allowance in 1994 by an amount equal to this deferred tax asset. Future equity earnings in this unconsolidated investment, if any, will reduce this valuation allowance accordingly. The Company believes its remaining deferred tax assets to be realizable based on historical and projected taxable income levels.

NOTE F - SALE AND LEASEBACK

        In September 1986, the Company sold for $750,000 its manufacturing facility in Ontario, California. The proceeds from the sale of the facilities were used, in part, to satisfy the secured claim against the property.

        The facilities were leased back (note G) to the Company's wholly owned subsidiary, Alger Manufacturing Co., Inc. A gain of approximately $411,000 was deferred and is being amortized over the life of the lease. For each of the past three years, $41,304 per year of deferred gain has been amortized and recorded as other income.

NOTE G  - COMMITMENTS

        The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 1995 and 1994 is as follows:

                                                     1995           1994
                                                   --------        -------
              Cost                                 $286,000        158,000
              Less accumulated depreciation          78,000         31,600
                                                   --------        -------
                                                   $208,000        126,400
                                                   ========        =======

        The Company leases three premises which are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

        The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 1995:

                                                  Capital    Operating
                                                  leases       leases       Total
                                                 --------     --------     -------
        Year ending October 31:
           1996                                  $ 97,655      251,247     348,902
           1997                                    97,655      228,940     326,595
           1998                                    97,655        8,772     106,427
           1999                                    76,655        3,655      80,310
           2000                                      --           --          --
                                                 --------     --------     -------
                  Minimum lease payments          369,620     $492,614     862,234
                                                              ========     =======
           Less amount
             representing interest and taxes       72,958
                                                 --------
                  Present value of future
                    capital lease payments       $296,662
                                                 ========


        Rental expense for operating leases was approximately $230,000 in 1995, $170,000 in 1994 and $166,000 in 1993.

NOTE H  - EARNINGS PER SHARE

        Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year; 1,471,434 shares in 1995, 1,571,434 shares in 1994 and 1,522,492 shares in 1993.

NOTE I  - STOCKHOLDERS' EQUITY

        During 1993, the Company issued approximately 9,000 shares of common stock to an individual in lieu of director's fees at approximately $.56 per share and approximately 80,000 shares of common stock to executives in lieu of bonus at approximately $.56 per share. Both share prices were equal to fair market value.

        During 1994, the Company issued 4,334 shares of common stock to an individual as payment for 1993 director's fees at $.75 per share which was equal to the fair market value.

        During 1995, the Company repurchased 100,000 shares of its common stock for $2.00 per share.

NOTE J   -  MAJOR CUSTOMER


        For the year ended October 31, 1995, the Company had one customer which accounted for approximately thirteen percent (13%) of net sales.

        For the years ended October 31, 1994 and 1993, the Company had one customer which accounted for approximately thirteen percent (13%) of net sales.

NOTE K  - EMPLOYEE BENEFIT PLAN

        The Company and its subsidiaries have a 401(k) plan covering substantially all of its employees. Employees may contribute up to 15 percent (15%) of their wages subject to IRS limitations. The Company will match 100 percent (100%) of the employees' contribution not exceeding 1 percent (1%) of their wages plus 50 percent (50%) of the employee's remaining contribution up to 4 percent (4%). The Company may also make discretionary contributions to the plan that are allocated to each employee based upon his pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $72,000, $61,000 and $60,000 for the years ended October 1995, 1994 and 1993, respectively.

NOTE L  - RELATED PARTY TRANSACTIONS

        The Company is currently the single largest stockholder of Core owning 2,120,070 shares of Core's capital stock which represents approximately 21.5% of the issued and outstanding shares of Core's capital stock.

        The Company acquired the majority of its shares in Core through a series of purchases and conversions of existing indebtedness into equity during the Company's previous two fiscal years. In addition, 858,863 of the shares of Core owned by the Company were acquired by the Company for an aggregate purchase price of $100,000, in the form of a reduction of its then outstanding loans to Image Data Corporation (IDC) by $100,000, in a foreclosure sale of such shares held in October 1994. The shares of Core acquired by the Company in the foreclosure sale were shares owned by IDC which shares had been pledged by IDC to the Company to secure certain indebtedness of IDC to the Company. The Company's total investment in Core was $360,458 as of October 31, 1994. The Company is accounting for its investment in Core using the equity method. In 1994, the Company's results of operations include a loss associated with its investment in Core, using the equity method, of $360,458. Accordingly, the Company is carrying the investment in Core at no value as of October 31, 1994.

        The Company had provided a substantial portion of the working capital requirements of Core in the form of loans to Core totaling $198,672 as of October 31, 1993. The Company made additional loans during 1994 of $89,351. During 1994, in conjunction with a private placement of Core's common stock, the Company exercised options to acquire 260,000 shares of the common stock of Core at $1.00 per share, converting $260,000 of the loans made to

        Core into equity in Core common stock. In addition, the Company received a repayment of the balance of its loans from Core. During 1995, the Company advanced an additional $123,500 to Core, which, under the equity method, has been written off. Accordingly at October 31, 1995, the Company has no outstanding loans receivable from Core.

        During 1991 and 1992, the Company loaned IDC a total of $653,500, secured by a senior lien on the assets of IDC. As of October 31, 1993, the Company recorded a $534,062 provision for losses relating to the notes receivable from IDC. Accordingly, the Company had $119,500, net of the allowance of $534,062, receivable from IDC at October 31, 1993. In October 1994, the Company converted $100,000 of its then outstanding loans receivable from IDC in a foreclosure proceeding on IDC assets. Accordingly, the Company had a total receivable of $553,500 at October 31, 1994 and a net receivable of $19,500, net of allowance of $534,062, from IDC at October 31, 1994. During 1995, the Company wrote off the remaining balance of the loans receivable.

        In October 1991, IDC transferred substantially all of its assets and technology to Core, subject to the Company's security interest. In addition, in March 1992, IDC filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. IDC's plan of reorganization (Plan) was confirmed by the court in April 1993 and became effective in June 1994. The Plan provides for IDC to receive payment under a distribution agreement with Core, and the Company will receive approximately fifty percent (50%) of the amounts received by IDC until the principal balance plus accrued interest is repaid. The distribution agreement has been extended through December 31, 1997. If the Company has not been repaid principal and interest in full by March 1996, the Company has the right to foreclosure on the assets of Core.

        The Chairman of the Board of the Company also serves as the chief executive officer of IDC. He is currently the only employee of IDC and his primary function is the implementation of IDC's plan of reorganization. Until July 1992, he served as chief operating officer of IDC. He has also been a director of Core since September 1991. During 1993, the chief operating/chief financial officer of the Company became a director of Core.

        In September 1995, the Company loaned $25,000 to the Chairman of the Board of Directors in exchange for a secured promissory note. The note bears interest at 10% and is due September 1996.

NOTE M  - OTHER INCOME (EXPENSE)

        During the year ended October 31, 1992, a provision of $200,000 was recorded to other income (expense) relating to the estimated cost to remediate perchlorocthlyene contamination in the subsurface soil below Alger. During the year ended October 31, 1993, the provision was increased to $250,000 and is included with other accrued liabilities at October 31, 1995 and 1994.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 1995.

                          DIRECTOR/OFFICER INFORMATION

                            Principal                                 Director
   Name                    Occupation                         Age      Since
--------------------------------------------------------------------------------
Gregory J. Edwards      Director                              51       1990

Duane L. Femrite        President, Chief Executive Officer,   50       1985
                        Chief Financial Officer
                        of the Company

William H. Harris, Jr.  Director                              51       1986

Richard A. Krause       Vice President of the Company         60       1992
                        President, Alger Manufacturing
                        Company, Inc.

Robert W. Miller        Chairman of the Board,                53       1976
                        Secretary of the Company

     Listed Below are descriptions of the business experience for at least the past five years for each director and officer listed in the preceding table. Unless otherwise described below, none of the following persons (i) is related in any way, or (ii) has been involved in certain legal proceedings in the past five years.

GREGORY J. EDWARDS      President and Chief Executive Officer of CASS Corp.
                        ("CASS") since January 1993. CASS owns several manufacturing companies: Nelco Mfg. Corp., a manufacturer of portable shotblasting equipment;
                        Milamar Coatings, Inc., a producer of epoxy coating products used in the industrial and commercial seamless floor coating business; Berry Corp., a manufacturer of equipment for the maintenance and marking of pavement services, specializing in designing and manufacturing joint/crack sealers and thermoplastic melting equipment; and Government Services Division ( formerly known as R. T . Nelson Painting Service, Inc.) a government contractor involved with surface preparation and re-coating for U.S. Naval ships and portable landing mats. Between July 1991 and January 1993, Mr.
                        Edwards was self-employed as a financial consultant and investor. Previously, he was an investment banker with

                        Stephens, Inc. of Little Rock, Arkansas from mid-1990 to July 1991.

DUANE L. FEMRITE        President, Chief Executive Officer of the Company since
                        April 1995, Chief Operating Officer from January 1987 to
                        April 1995, and Chief Financial Officer since December
                        1982. Secretary of the Company from October 1984 to
                        April 1995 and Director of the Company since December
                        1985. Chairman of the Board and Chief Executive Officer of Alger since September 1986 and October 1987 respectively. Director of Core Software Technology from
                        November 1993 to March 1995. Mr. Femrite is a Certified
                        Public Accountant.

WILLIAM H. HARRIS, JR.  Account executive with Dean Witter Reynolds, Inc. in
                        Phoenix, Arizona since October 1992. President of Sun Rental and Sales, Inc. a construction equipment sales and rental company located in Yuma, Arizona from July 1978 to September 1992. President of El Camino Rentals, Inc., Temecula, California from June 1989 to January 1990.

RICHARD A. KRAUSE       Director and Vice President of the Company since
                        December 1992. President and Chief Operating Officer of
                        Alger Manufacturing Company, Inc. since 1987.

ROBERT W. MILLER        Chairman of the Board since 1976 Chief Executive
                        Officer of the Company from 1976 to April 1995 Corporate
                        Secretary since April 1995 Director and Vice President of Alger since 1986. Director of Image Data Corporation since 1988 and Chief Operating Officer from May 1990 to
                        July 1992. Elected Chief Executive Officer of Image Data
                        Corporation on January 7, 1993. Director of Core
                        Software Technology since September 1991. Director of
                        OneCard International since 1988 and elected Chairman and Chief Executive Officer of this company in September
                        1992.

                        In March 1992 Image Data Corporation filed a bankruptcy petition. Its Plan of Reorganization was confirmed in April 1993 and became effective in 1994.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's four most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and to the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 1995.

                               ANNUAL COMPENSATION

Name and Principal
    Position                    Year       Salary       Bonus       Other (1)
--------------------------------------------------------------------------------
Duane L. Femrite                1995      $129,038     $10,000       $3,826
 President, Chief Executive     1994       125,000      24,000        3,124
 Officer and Chief Financial    1993       123,270      15,000        3,082
 Officer

Richard A. Krause               1995      $141,673     $41,066       $4,748
 Vice President and             1994       125,000      48,283        3,732
 President of Alger             1993       122,406      24,000        3,261
 Manufacturing Co., Inc.

Robert W. Miller                1995      $125,000     $10,000       $1,250
 Chairman of the Board          1994       125,000      24,000        1,250
 Corporate Secretary            1993       123,270      15,000        1,232
 (Footnotes)

     (1) Other compensation includes contributions made to the Company's 401-K Plan. Does not include use of automobile paid for by the Company.

EMPLOYMENT AGREEMENTS

     Effective January 1, 1991, the Company entered into written employment agreements with Robert W. Miller, as Chairman of the Board and Chief Executive Officer, and Duane L. Femrite, as President, Chief Operating Officer, Chief Financial Officer, and Secretary of the Company. Effective January 1, 1993, Alger entered into a written agreement with Richard A. Krause as President and Chief Operating Officer. Each of the employment agreements are identical as to their terms except for the description of the duties which each employee is to provide.

     Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller and Duane L. Femrite were automatically renewed ,on January 1, 1996, for an additional year.

     The agreements provide that the salaries of the employees shall be determined by the Board of Directors but may not be less than the salary paid in the preceding year. Each employee shall be entitled to the use of an automobile at the Company's expense and shall be entitled to all benefits and perquisites available to the Company's other employees.

     If the agreement terminates because of the death of the employee, then the employee's heirs and/or successors shall continue to receive the employee's salary, monthly, for a period of twelve (12) months. If the agreement should terminate for any reason other than cause or death of the employee, including, without limitation, employee's voluntary termination, the Company shall pay the employee a lump sum payment equal to employee's then monthly salary multiplied by the number of years during which the employee was employed by the Company, or Alger, as the case may be, prorated for any partial year of employment. Payment is limited to twenty-four (24) years of employment.

     The agreements permit the employee to engage in other employment or business opportunities provided that such outside activities do not interfere with employee carrying out his duties to the Company, are not competitive with the Company, and do not result in employee breaching any of his fiduciary obligations to the Company or its shareholders.

     COMPENSATION OF DIRECTORS

     Outside Directors are to receive fees of $300 per month and $500 per meeting attended. In 1994 the Board established a Nominating Committee, which Committee is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $50 for each meeting attended when such committee meetings are held on a day which the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 1995.

     Non-employee directors of Alger receive directors' fees for serving as directors and for meetings attended. Certain directors of the Company are also directors of Alger.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1995, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.

                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                      Amount and Percentage of
                                                        Beneficial Ownership
    Title        Name and Address of                  Number of     Percent of
   of Class       Beneficial Owner                     Shares         Class
--------------------------------------------------------------------------------
   Common    Gregory J. Edwards                         11,000           .7%
   Stock     3109 Rolling Stone Road
             Oklahoma City, Oklahoma  73120

   Common    Duane L. Femrite                          253,713         17.2%
   Stock     3452 East Foothill Blvd., Suite 417
             Pasadena, California  91107

   Common    William H. Harris, Jr.  (3)                51,050          3.5%
   Stock     302 Las Palmaritas
             Phoenix, Arizona  85021

   Common    Richard A. Krause                         256,983         17.5%
   Stock     3452 East Foothill Blvd., Suite 417
             Pasadena, California  91107

   Common    Robert W. Miller  (1)  (2)                164,912         11.2%
   Stock     3452 East Foothill Blvd., Suite 417
             Pasadena, California  91107


   Common    All Officers and Directors                737,658         50.1%
   Stock     as a Group (5 persons)

---------------------------------------
     (Footnotes on next page)

     All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

     Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 1995. There was 1,471,434 shares of Common Stock outstanding on December 31, 1995.

     None of the officers or directors of the Company has options to acquire any shares of Common Stock of the Company. Messrs. Miller, Femrite and Krause, are the only persons known to the Company to beneficially own more than five percent (5%) of its Common Stock.

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

-------------------------------
     (Footnotes)

   (1) Includes 160 shares of Common Stock owned by Mr. Miller's two minor children, as to which Mr. Miller disclaims beneficial ownership.

   (2)  Does not include 24,000 shares of Common Stock owned by Mr.
        Miller's father as to which Mr. Miller disclaims beneficial ownership.

   (3) Includes 41,050 shares of Common Stock owned by The Harris Family Irrevocable Trust.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS AND INVESTMENTS IN CORE SOFTWARE TECHNOLOGY AND IMAGE DATA CORPORATION

     The Company is the single largest shareholder of Core owning 2,120,070 shares of Core's outstanding capital stock which shares represent approximately 21.5% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). An aggregate of 1,426,150 of the shares of Core owned by the Company are held in an escrow account established in connection with the Core Private Placement, which shares are to be released to the Company upon Core meeting certain minimum pre-tax income requirements in either 1996, or 1997. If these requirements are not met by April 30, 1998, all escrowed shares will be returned to Core and the Company will have no further interest in such escrowed shares.

     The Company has also provided a portion of the working capital requirements of Core during fiscal 1995, in the form of a series of loans to Core in the aggregate principal amount of $123,500. The Company accounts for its investment in Core using the equity method of accounting, which requires the Company to record its share of Core's earnings or losses. During fiscal 1995, the Company reduced the loans to zero because of losses incurred by Core. Subsequent to the Company's fiscal year end, the Company made additional loans to Core in the amount of $50,000.

     In addition to loans to Core, the Company made a series of loans to Image Data Corporation (IDC), predecessor to Core, from December 1990 to November 1991 aggregating $661,520 (the IDC loans). The IDC Loans were evidenced by promissory notes bearing interest at the rate of 14% per annum (8% per annum subsequent to IDC's Chapter 11 discussed below), which notes were secured by all of the assets of IDC, including a first priority security interest in 858,863 shares of the common stock of Core owned by IDC, and which notes were also secured by substantially all of the assets of Core.

     In March 1992, IDC filed a petition for relief seeking protection under Chapter 11 of the federal bankruptcy laws. A plan of reorganization sponsored by IDC and its secured creditor (the "Plan") was later approved and confirmed in April 1993 and became effective in June 1994. The Plan provides that, in payment of its claim with respect to the IDC Loans, the

Company will receive 50% of the proceeds payable to IDC under the Distribution Agreement until the amount due to the Company is paid in full. Payments are to be made to the Company every calendar quarter. Pursuant to the Distribution Agreement, Core is obligated to pay to IDC royalty payments equal to a declining percentage of the annual revenues of Core from all sources. The royalty payments, originally scheduled to be paid through 1995 were extended to 1997. From inception of the Distribution Agreement through December 31, 1995, Core paid an aggregate of approximately $49,500 to IDC. If the total gross revenues payable to IDC under the Distribution Agreement do not meet or exceed certain minimum percentages of the total gross revenues projected to be received by IDC under the Plan, then IDC shall be deemed to have defaulted and the Company will be entitled to exercise its rights as a secured creditor.

     In October 1994, with the full $661,520 of principal amount of the IDC Loans still outstanding, the Company determined to foreclose on a portion of the collateral which the Company held to secure the IDC Loans. Accordingly, the 858,863 shares of the common stock of Core owned by IDC and held by the Company as collateral to secure the IDC Loans were sold in a foreclosure sale. At such foreclosure sale the Company purchased all of such shares of the common stock of Core for an aggregate purchase price of $100,000. Accordingly, an aggregate of $561,520 principal balance, plus accrued, at 8% per annum, but unrecorded interest from January 1 ,1994, still remains outstanding under the IDC Loans. The Company has provided a 100% loss provision on the IDC Loans. The Company maintains a security interest in the remaining assets of IDC to secure repayment of the IDC Loans and in all of the assets of Core; however, pursuant to a standstill agreement with Core entered into in connection with the Core Private Placement, the Company has agreed not to foreclose on the assets of Core which secure the IDC Loans until on or after April 1, 1996.

     Robert W. Miller, the Chairman of the Board of the Company, has served on the Board of Directors of Core since its formation and on the Board of Directors of IDC since 1988. Until July 1992 Mr. Miller was the Chief Operating Officer of IDC. Mr. Miller is currently serving as Chief Executive Officer of IDC. Mr. Miller's primary function as Chief executive Officer of IDC is to oversee the implementation of the Plan.

     Duane L. Femrite, the President and Chief Executive Officer of the Company, served on the Board of Directors of Core from November 1993 to March 1995.

     Mr. Miller as a director of Core, and Mr. Femrite during his tenure, were entitled to receive $500 per month and $1000 per board meeting attended and each committee meeting not held in conjunction with a board meeting. In addition, they were to be reimbursed for all business related expenses associated with their duties as a director of Core.

     During 1993, all cash compensation payable to Mr. Miller and Mr. Femrite from Core was deferred. After the Closing of the Core Private Placement, R & D Financial, a California general partnership of which Messrs. Miller and Femrite are the general partners ("R&D"), which partnership was assigned the right to receive all directors fees in connection with Messrs. Miller and Femrite serving as directors of Core, received payment of Core director's fees (including deferred fees) in the form of $37,500 in cash and $22,000 in the form of 22,000 shares of the common stock of Core. In addition, R&D rendered certain consulting services to Core in 1994 in connection with assisting Core in raising bridge financing from unaffiliated third parties. In connection with such consulting services, R&D received an aggregate of $18,000 in cash from Core. During 1995, all cash compensation payable to Mr. Miller and Mr. Femrite from Core was deferred.

     Mr. Miller was to have received $4,000 per month from IDC with respect to his services rendered to IDC in accordance with the Plan commencing in April 1993, but has received no compensation to date. Such compensation may be paid to Mr. Miller in the future.

     Mr. Femrite and Mr. Miller have a beneficial ownership interest in 242,986 shares of the common stock of Core owned by R&D. In addition, R&D holds stock options entitling it to purchase an additional 122,000 shares of Core common stock at a price of $1 per share. Mr. Miller has a beneficial ownership interest in 23,929 shares of the common stock of Core as well as options to purchase 46,887 shares of the common stock of Core at $1 per share.

     Mr. Miller has a beneficial interest in less than 1% of IDC's outstanding shares. In addition, Mr. Miller is owed $90,000, plus accrued interest at 8%, for cash advanced by him to IDC. R&D is owed approximately $95,000 by IDC for services rendered by Mr. Miller.

     The Company owns less than 4% of the outstanding shares of the capital stock of IDC and has options, which expire in February 1996, to acquire additional shares of the capital stock of IDC. Because the only remaining asset of IDC is essentially its rights under the Distribution Agreement, which agreement will expire at the end of 1997, management believes such options to purchase the stock of IDC to be of little, if any value, and management cannot foresee any circumstances which would cause the Company to exercise its options to purchase the capital stock of IDC.

     The Internal Revenue Service ("IRS") has served Mr. Miller personally with a Notice of Levy with respect to approximately $400,000 in taxes and penalties purportedly owed by IDC. In connection therewith, the IRS has collected approximately $30,000 from Mr. Miller and currently collects $500 per month from Mr. Miller. Mr. Miller has advised the Company that he disputes the IRS levy and responsibility for payment of IDC's taxes.

     On September 7, 1995 the Company made a loan to Mr. Miller in the principal amount of $25,000. The loan bears interest at the rate of 10% per annum and is secured by 25,000 shares of the common stock of Registrant. The loan is due and payable, together with accrued interest thereon, on the one year anniversary of the making of the loan.

                                    PART IV

EXHIBITS

     (a) See Index to Exhibits.

             The Exhibits therein listed and attached hereto and the Exhibits therein incorporated by reference, are filed as a part of this report.


     (b) Reports on Form 8-K.

             None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ATHANOR GROUP, INC.



Date       1/27/96                      By            /s/
    --------------------------            --------------------------------------
                                          Duane L. Femrite, President, Chief
                                          Executive Officer, Chief Financial
                                          Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                 /s/                                          1/27/96
-----------------------------------------------------     ----------------
Gregory J. Edwards, Director                                   Date



                 /s/                                          1/27/96
-----------------------------------------------------     ----------------
Duane L. Femrite, President, Chief Executive Officer,          Date
   Chief Financial Officer and Director



                 /s/                                          1/27/96
-----------------------------------------------------     ----------------
William H. Harris, Jr., Director                               Date



                 /s/                                          1/27/96
-----------------------------------------------------     ----------------
Richard A. Krause, Vice President and Director                 Date



                 /s/                                          1/27/96
-----------------------------------------------------     ----------------
Robert W. Miller, Chairman of the Board, Corporate             Date
   Secretary, and Director

                                INDEX TO EXHIBITS


EXHIBIT NO. DESCRIPTION OF EXHIBIT

   3.1 Restated articles of Incorporation of the Company dated April 2, 1979, and all amendments thereto filed prior to August 25, 1989. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed on February 12, 1990.

   3.2 Certificate of Amendment of Articles of Incorporation of the Company filed August 25, 1989. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed on February 12, 1990.

   3.3 Certificate of Amendment of Articles of Incorporation of the Company filed August 25, 1989. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed on February 12, 1990.

   3.4 Bylaws of the Company. Incorporated by reference to Registration Statement No. 2-63481, Exhibit 3(b). Amendment thereto, dated as of September 11, 1987, filed January 28, 1988.

   4.0 Certificate of Determination of Preferences of Preferred Stock. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed June 9, 1987.

  10.1 Standard Industrial Lease - Special Net. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed
           June 9, 1987.

  10.2     Equipment Lease with Dover Industries Acceptance Inc., dated
           April 4, 1988. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed January 30, 1989.

  10.3 Loan and Security Agreement, dated January 19, 1990, between Alger and Sanwa Business Credit Corporation. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed February 12, 1990.

  10.4 Amendment to Loan and Security Agreement dated February 10, 1992, between Alger and Sanwa Business Credit Corporation. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed February 12, 1993

  10.5 Second Amendment to Loan and Security Agreement dated July 29, 1992, between Alger and Sanwa Business Credit Corporation. Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed February 12, 1993.

  10.6 The Company's Guaranty of the Loan and Security Agreement, dated January 19, 1990, between Alger and Sanwa Business Credit Corporation.

           Incorporated by reference to the same numbered exhibit to report on Form 10-K, filed February 12, 1990.

  10.7 Agreement between the Company and William A. Mitchell dated January 30, 1991. Incorporated by reference to the same numbered exhibit to report on Form 8-K, filed January 30, 1991.

  10.8 Agreement between the Company and Paul Abramowitz dated May 15, 1991. Incorporated by reference to Exhibit 10.7 to report on Form 8-K, dated May 15, 1991.

  10.9 Agreement between the Company and John S. Slater, Jr., Trustee of the Richert Family Trust, Dated December 15, 1991. ncorporated by reference to Exhibit 10.7 to report on Form 8-K, dated December 15, 1991.

  10.10 Sublease dated September 24, 1992, for property in Phoenix, Arizona, between Alger and N.I.C.O. Machine, Inc. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 12, 1993.

  10.11 Agreement for Sale of Stock dated May 31, 1993, between the Company and George A. Johnson. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 14, 1994.

  10.12 Employment Agreement dated January 1, 1991, between the Company and Robert W. Miller. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 14, 1994.

  10.13 Employment Agreement dated January 1, 1991, between the Alger Manufacturing Co., Inc. and Richard A. Krause. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 14, 1994.

  10.14 Employment Agreement dated January 1, 1991, between the Company and Duane L. Femrite. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 14, 1994.

  10.15 Third Amendment to Loan and Security Agreement dated July 13, 1994, by and between Sanwa Business Credit Corporation and Alger.

  10.16 Loan and Security Agreement (Equipment) dated June 2, 1994, by and between Alger and Phoenixcor, Inc.

  10.17 Secured Promissory Note and Pledge Agreement dated September 7, 1995 by and between Athanor Group, Inc. and Robert W. Miller. Filed Herewith.

  16.1 Letter from Grant Thornton to the Commission dated August 15, 1991. Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

  22.0     Subsidiaries of the Company.