Form 10QSB
period 1996-01-31
ATHANOR GROUP INC
filed 1996-03-20
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED       January 31, 1996         Commission File Number 2-63481
                 --------------------------------------------------------------

                                 Athanor Group, Inc.
             (Exact name of registrant as specified in its chapter)


         California                                     95-2026100
 ------------------------------            ------------------------------------
  (State or other jurisdiction             (IRS Employer Identification No.)
 incorporation of organization)

            921 East California Avenue, Ontario, California  91761
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code        (909) 467-1205
                                                  -----------------------------

Former name, former address and former fiscal year, if changed since last report.

      3452 East Foothill Boulevard, Suite 417, Pasadena, California  91107
-------------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X          No
                               -----          -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,571,354 shares as of March 31, 1996.

                         PART I - FINANCIAL INFORMATION





Item 1.    Financial Statements

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     JANUARY 31, 1996 AND OCTOBER 31, 1995

                                  (THOUSANDS)




                                     ASSETS


                                                       1996          1995
                                                     -------        -------
Current Assets:
     Cash                                            $   105        $    62
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $12,000
       and $12,000                                     2,719          2,145


     Notes Receivable:
       Net of Allowance of $534,062                       25             25

     Inventories:
       Raw Materials                                   1,070            835
       Work in Progress                                  397            519
       Finished Goods                                  1,649          1,618
                                                     -------        -------
                                                       3,116          2,972

     Prepaid Expenses                                     90            136
     Deferred Income Tax Asset                           191            191
                                                     -------        -------
          Total Current Assets                         6,246          5,531



Property, Plant and Equipment, at Cost                 4,640          4,456
     Less Accumulated Depreciation and
        Amortization                                   3,428          3,347
                                                     -------        -------
            Net Property, Plant and Equipment          1,212          1,109

Other Assets                                              46             83
                                                     -------        -------
                                                     $ 7,504        $ 6,723
                                                     =======        =======





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     JANUARY 31, 1996 AND OCTOBER 31, 1995

                                  (THOUSANDS)




                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        1996          1995
                                                      -------        -------
Current Liabilities:


     Notes Payable                                    $ 1,307        $ 1,177
     Current Portion of Long-Term Debt                    399            366
     Accounts Payable                                   1,957          1,538
     Accrued Expenses                                     605            606
                                                      -------        -------

          Total Current Liabilities                   $ 4,268        $ 3,687


Long-Term Debt, Less Current Portion                      995            974

Deferred Gain on Sale-Leaseback                            29             39
Noncurrent Deferred Income Tax Liability                   55             55


Stockholders' Equity:

     Common Stock                                          15             15
     Additional Paid-In Capital                         1,447          1,447
     Retained Earnings                                    695            506
                                                      -------        -------


          Total Stockholders' Equity                    2,157          1,968
                                                      -------        -------
                                                      $ 7,504        $ 6,723
                                                      =======        =======





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,

                                  (THOUSANDS)





                                                       1996           1995
                                                     -------        -------

Net Sales                                            $ 6,075        $ 4,662

Cost of Sales                                          5,053          3,836
                                                     -------        -------
          Gross Profit                                 1,022            826

Selling, General & Administrative                        599            570
                                                     -------        -------
          Operating Profit                               423            256



Other Income (Expense)
     Interest Expense                                    (74)           (55)
     Equity in Loss of Unconsolidated Investee           (50)             -
     Miscellaneous - Net                                  21             22
                                                     -------        -------
          Earnings Before Income Taxes                   320            223

Income Tax Expense                                       131             92
                                                     -------        -------
          NET EARNINGS                               $   189        $   131
                                                     =======        =======





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,

                                  (THOUSANDS)



                                                    1996          1995
                                                   -------       -------
Earnings Per Common Shares:                        $  0.12       $  0.08
                                                   =======       =======
          Primary and Fully Diluted                $  0.12       $  0.08
                                                   =======       =======


                              NET EARNINGS





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                 (THOUSANDS)

                                                                             1996         1995
                                                                           -------       -------
Cash Flows From Operating Activities
     Net Earnings                                                          $   189       $   131
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee                        50             -
               Provision for Deferred Income Taxes                               -             -
               Depreciation and Amortization                                    81            69
               Amortization of Deferred Gain on Sale and Leaseback             (10)          (10)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                            (574)          (45)
               Inventories                                                    (144)          (64)
               Prepaid Expenses                                                 46           (57)
               Other                                                            37           (30)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                                419           (30)
               Accrued Liabilities                                              (1)         (115)
                                                                           -------       -------
     Net Cash Provided (Used) by Operating Activities                           93          (151)
                                                                           -------       -------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                       (184)          (15)
     Investment / Advances In Unconsolidated Investee                          (50)            -
     Short Term Loan                                                             -             -
                                                                           -------       -------
     Net Cash Used in Investing Activities                                    (234)          (15)
                                                                           -------       -------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                       130           222
     Payment of Loans Payable, Net                                               -           (58)
     Net Proceeds Long Term Debt                                                54             -
                                                                           -------       -------
     Net Cash Provided (Used) in Financing Activities                          184           164
                                                                           -------       -------
     Net increase (Decrease) in Cash                                            43            (2)

Cash at Beginning of Year                                                       62           149
                                                                           -------       -------
Cash at End of Period                                                      $   105       $   147
                                                                           =======       =======




        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,

                                  (THOUSANDS)

                                                             1996           1995
                                                            -------        -------
Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                     $    74        $    55
                                                            =======        =======
          Income Taxes Paid                                 $     0        $    95
                                                            =======        =======


Supplemental Schedule of Noncash Investing and
   Financing Activities:


January 31, 1996
----------------


          None


January 31, 1995
----------------

          None





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                           January 31, 1996 and 1995




Note 1

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year 1,571,354 shares in 1996 and 1,571,434 shares in 1995.


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

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, net operating loss carryforwards and credit carryforwards are included as deferred tax assets. A valuation allowance against deferred tax assets is recorded if necessary. All deferred tax amounts are measured using enacted tax rated expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Note 5

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1995, the Company invested an additional $123,500 into Core which was subsequently reduced to zero, as of October 1995, because of losses incurred by Core. During 1996, the Company has invested an additional $50,000 into Core, which has been written off, due to expected losses at Core during the same period. At January 31, 1996 and 1995 the Company owned approximately 21.5% of the issued and outstanding common stock of Core.

Summarized unaudited financial statements for Core for the year ended December 31, 1996 are as follows:

                 Assets                     $ 1,317,000
                 Liabilities                $ 2,729,000
                 Deficit Equity             $(1,410,000)
                 Sales                      $ 1,070,000
                 Expenses                   $ 2,297,000
                 Loss                       $(1,344,000)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital at January 1996 of $1,978,000 remained healthy when compared to $1,844,00 at October 1995 and $1,940,000 at January 1995. The Company's current sales growth continues to require the Company to maintain high inventory levels to service customers needs as well as for on-time deliveries.

The Company's credit agreement provides for a total line of credit of $3,100,000, of which $1,700,000 is for working capital, a $1,000,000 long term machinery and equipment loan, and a $400,000 line for the acquisition of additional equipment. At January 1996, the Company had approximately $693,000 available under the working capital line and $300,000 available under the equipment line as compared to $823,000 and $300,000 , respectively, at October 1995 and $558,000 and $400,000 respectively, at January 1995. The Company believes that the lines of credit are adequate to fund the working capital requirements during the balance of 1996. The Company's credit agreement terminates in August 1996 unless extended in writing by the lender. The company has no reason to believe that the line of credit will not be extended by the lender.

The Company acquired $184,000 of new equipment during the first quarter of 1996. $132,000 of the equipment was financed through a five year equipment lease. The Company anticipates additional equipment purchases during 1996 of $200,000 to $300,000. The Company's current equipment line of credit of $300,000 is expected be adequate to fund any additional equipment purchases.

The Company has plans to expand its Phoenix division during 1996. Even though a specific new location has not yet been designated, it is anticipated that a minimum of 12,000 to 15,000 square feet will be required. The larger facility will allow for planned expansion over the next few years as well as provide the division with a better equipped, autonomous working environment. The expansion is expected to cost between $150,000 and $200,000, including equipment and leasehold improvements, over a period of six to twelve months. The Company believes it will be able to fund these costs from working capital and its equipment line of credit.





RESULTS OF OPERATIONS


Sales for the first quarter of 1996 showed a 30% growth over the same period in 1995. The growth was a continuation of the sales increases the company had experienced during all of 1995. The Company anticipates a slight downturn in sales for the balance of 1996, as the economy appears to be slowing. Even though the Company's backlog of $5,931,000 at January 1996 continues to show a strong demand for our services, as compared to $6,134,000 at October 1995 and $5,503,000 at January 1995, there are indications of a slow down in recent orders and delivery schedules.

Operating profits of $423,000 for the quarter ended January 1996 as compared to $256,000 for January 1995 directly reflect the Company's higher sales activity. The increase in sales has also caused an increase in borrowings under the Company's working capital line of credit. The combination of the increased borrowings under the line and the equipment purchases in 1995, are the factors in a 35% increase in interest expense during 1996.

In February 1995, the Company leased 17,000 square feet of additional manufacturing facilities in Ontario, California. The lease is effective March 1995 through September 1997. Improvements to the additional facilities cost approximately $50,000, in addition to the labor and overhead associated with setting up the facility, before the facility became functional.

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



                                          ATHANOR GROUP, INC.





Date        March 20, 1996                By    /s/ Duane L. Femrite
     ------------------------------          -----------------------------------
                                             Duane L. Femrite
                                             President, Chief Executive Officer,
                                             Chief Operating Officer,
                                             Chief Financial Officer, and
                                             Director