Form 10QSB
period 1996-04-30
ATHANOR GROUP INC
filed 1996-06-14
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED         April 30, 1996   Commission File Number 2-63481


                              Athanor Group, Inc.
             (Exact name of registrant as specified in its chapter)

        California                                      95-2026100
(State or other jurisdiction                 (IRS Employer Identification No.)
 incorporation of organization)

             921 East California Avenue, Ontario, California  91761
                    (Address of principal executive offices)

Registrant's telephone number, including area code          (909) 467-1205

Former name, former address and former fiscal year, if changed since last report.

______________________________________________________________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes      ___X___          No



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,471,354 shares as of March 31, 1996.

                         PART I - FINANCIAL INFORMATION





Item 1.          Financial Statements

                                ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      APRIL 30, 1996 AND OCTOBER 31, 1995
                                  (THOUSANDS)



                                     ASSETS



                                                                                               1996                1995
                                                                                               ----                ----
            Current Assets:
                 Cash                                                                    $         47         $         62
                 Trade Receivables, Less Allowance
                   for Doubtful Accounts of $12,000
                   and $12,000                                                                  2,360                2,145


                 Notes Receivable:
                   Net of Allowance of $534,062                                                    40                   25

                 Inventories:
                   Raw Materials                                                                  931                  835
                   Work in Progress                                                               452                  519

                   Finished Goods                                                               1,757                1,618
                                                                                           ----------           ----------
                                                                                                3,140                2,972

                 Prepaid Expenses                                                                  64                  136
                 Deferred Income Tax Asset                                                        191                  191
                                                                                           ----------           ----------
                      Total Current Assets                                                      5,842                5,531



            Property, Plant and Equipment, at Cost                                              4,651                4,456
                 Less Accumulated Depreciation and
                    Amortization                                                                3,501                3,347
                                                                                           ----------           ----------
                        Net Property, Plant and Equipment                                       1,150                1,109


            Other Assets                                                                           84                   83
                                                                                           ----------           ----------

                                                                                         $      7,076         $      6,723
                                                                                           ==========           ==========


        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      APRIL 30, 1996 AND OCTOBER 31, 1995
                                  (THOUSANDS)




                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                               1996                1995
                                                                                               ----                ----
            Current Liabilities:


                 Notes Payable                                                           $      1,006         $      1,177
                 Current Portion of Long-Term Debt                                                399                  366
                 Accounts Payable                                                               1,741                1,538
                 Accrued Expenses                                                                 679                  606
                                                                                           ----------           ----------
                      Total Current Liabilities                                          $      3,825         $      3,687



            Long-Term Debt, Less Current Portion                                                  878                  974

            Deferred Gain on Sale-Leaseback                                                        19                   39
            Noncurrent Deferred Income Tax Liability                                               55                   55


            Stockholders' Equity:

                 Common Stock                                                                      15                   15
                 Additional Paid-In Capital                                                     1,447                1,447
                 Retained Earnings                                                                837                  506
                                                                                           ----------           ----------

                      Total Stockholders' Equity                                                2,299                1,968
                                                                                           ----------           ----------
                                                                                         $      7,076         $      6,723
                                                                                           ==========           ==========





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)





                                                                                               1996                1995
                                                                                               ----                ----
            Net Sales                                                                    $     11,883         $      9,624

            Cost of Sales                                                                       9,929                7,947
                                                                                           ----------           ----------
                      Gross Profit                                                              1,954                1,677

            Selling, General & Administrative                                                   1,207                1,208
                                                                                           ----------           ----------

                      Operating Profit                                                            747                  469



            Other Income (Expense)
                 Interest Expense                                                                (144)                (128)
                 Equity in Loss of Unconsolidated Investee                                        (84)                 -
                 Miscellaneous - Net                                                               41                   28
                                                                                           ----------           ----------

                      Earnings Before Income Taxes                                                560                  369

            Income Tax Expense                                                                    229                  152
                                                                                           ----------           ----------
                      NET EARNINGS                                                       $        331         $        217
                                                                                           ==========           ==========





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)





                                                                                               1996                1995
                                                                                               ----                ----
            Earnings Per Common Shares:

                      Primary and Fully Diluted                                          $       0.22         $       0.14
                                                                                           ----------           ----------
                                          NET EARNINGS                                   $       0.22         $       0.14
                                                                                           ==========           ==========





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          THREE MONTHS ENDED APRIL 30,
                                  (THOUSANDS)





                                                                                               1996                1995
                                                                                               ----                ----
            Net Sales                                                                    $      5,808         $      4,962

            Cost of Sales                                                                       4,876                4,111
                                                                                           ----------           ----------

                      Gross Profit                                                                932                  851

            Selling, General & Administrative                                                     608                  638
                                                                                           ----------           ----------
                      Operating Profit                                                            324                  213



            Other Income (Expense)
                 Interest Expense                                                                 (70)                 (73)
                 Equity in Loss of Unconsolidated Investee                                        (34)                   0
                 Miscellaneous - Net                                                               20                    6
                                                                                           ----------           ----------


                      Earnings Before Income Taxes                                                240                  146

            Income Tax Expense                                                                     98                   60
                                                                                           ----------           ----------
                      NET EARNINGS                                                       $        142         $         86
                                                                                           ==========           ==========





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.

                                  (UNAUDITED)
                          THREE MONTHS ENDED APRIL 30,
                                  (THOUSANDS)





                                                                                                  1996                 1995
                                                                                                  ----                 ----
            Earnings Per Common Shares:

                      Primary and Fully Diluted                                          $       0.10         $       0.06
                                                                                           ----------           ----------
                                          NET EARNINGS                                   $       0.10         $       0.06
                                                                                           ==========           ==========





        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                             ATHANOR GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                        SIX MONTHS ENDED APRIL 30, 1996
                                  (THOUSANDS)






                                            Common Stock
                                         (25,000,000 Shares                    Additional
                                            Authorized)                         Paid-In              Retained
                                     Shares          Par Value                  Capital              Earnings            Total
                                     ------          ---------                  -------              --------            -----
  Balance at
     October 31, 1995                  1,571         $       15                $    1,447          $      506         $   1,968




  Net Earnings for
     Six Months Ended
     April 30, 1996                                                                                       189               189
                                  ----------         ----------                ----------          ----------         ---------
                                       1,571         $       15                $    1,447          $      695         $   2,157
                                  ==========         ==========                ==========          ==========         =========





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)


                                                                                                 1996                 1995
                                                                                                 ----                 ----
            Cash Flows From Operating Activities
                 Net Earnings                                                            $          331         $        217
                 Adjustments to Reconcile Net Earnings to Net Cash
                    Provided (Used) by Operating Activities:
                           Equity in Loss of Unconsolidated Investee                                 84                    -
                           Provision for Deferred Income Taxes                                        -                    -
                           Depreciation and Amortization                                            154                  137
                           Amortization of Deferred Gain on Sale and Leaseback                      (20)                 (20)
                 (Increase) Decrease in Operating Assets:
                           Accounts Receivable                                                     (215)                (111)
                           Inventories                                                             (168)                 (35)
                           Prepaid Expenses                                                          72                  (21)
                           Other                                                                    (16)                 (94)
                 Increase (Decrease) in Operating Liabilities:
                           Accounts Payable                                                         203                   (3)
                           Accrued Liabilities                                                       73                  (80)
                                                                                              ----------           ----------

                 Net Cash Provided (Used) by Operating Activities                                   498                  (10)
                                                                                              ----------           ----------
            Cash Flows from Investing Activities:
                 Purchase of Property and Equipment                                                (195)                 (60)
                 Investment / Advances In Unconsolidate Investee                                    (84)                   -
                 Short Term Loan                                                                      0                   40

                 Investment - Common Stock                                                            0                 (200)
                                                                                              ----------           ----------
                 Net Cash Used in Investing Activities                                             (279)                (220)
                                                                                              ----------           ----------
            Cash Flows from Financing Activities:
                 Net Borrowings Under Line of Credit                                               (171)                 136
                 Payment of Loans Payable, Net                                                        -                    -
                 Net Proceeds Long Term Debt                                                        (63)                   -
                                                                                              ----------           ----------
                 Net Cash Provided (Used) in Financing Activities                                  (234)                 136
                                                                                              ----------           ----------
                 Net increase (Decrease) in Cash                                                    (15)                 (94)

            Cash at Beginning of Year                                                                62                  149
                                                                                              ----------           ----------
            Cash at End of Period                                                        $           47         $         55
                                                                                              ==========           ==========



        The accompanying notes are an integral part of these statements


                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)





                                                                                                 1996                 1995
                                                                                                 ----                 ----
            Supplemental Disclosures of Cash Flow Information:

                      Interest Paid                                                      $          144         $        128
                                                                                              ==========           ==========



                      Income Taxes Paid                                                  $            0         $        125
                                                                                              ==========           ==========





            Supplemental Schedule of Noncash Investing and
               Financing Activities:


            April 30, 1996


                    The Company purchased $132,000 of machinery and
                          equipment under a capital lease obligation.

            April 30, 1995

                    The Company purchased $207,000 of machinery and
                           equipment under a capital lease obligation.





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                            April 30, 1996 and 1995




Note 1

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year: 1,471,354 shares in 1996 and 1,471,434 shares in 1995.


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

Note 5

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1995, the Company invested an additional $123,500 into Core which was subsequently reduced to zero as of October 1995 because of losses incurred by Core. During 1996, the Company has invested an additional $84,000 into Core, which has been written off, due to expected losses at Core during the same period.

In April 1996 the Company agreed to an extension of its forbearance under the Loan and Security Agreement with Core to August 15, 1996. Under the extension agreement, the Company will be granted additional common stock in Core, based on a formula using the unpaid balance of the loans, as a percent of the total loans, calculated at certain intervals. In April 1996 the Company received 206,700 shares of Core common stock. At April 30, 1996 and 1995, the Company owned approximately 23.3% and 21.5% respectively of the issued and outstanding common stock of Core.

Summarized unaudited financial statements for Core, for the four months ended April 30, 1996 are as follows:

                 Assets                     $       780,000
                 Liabilities                $     4,050,000
                 Deficit Equity             $    (3,270,000)
                 Sales                      $       510,000
                 Expenses                   $       660,000
                 Loss                       $      (150,000)


Note 6

In April 1995 the Company consummated a transaction whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital at April 1996 of $2,017,000 continues to improve when compared to $1,844,00 at October 1995 and $1,855,000 at April 1995. Current sales growth has placed additional demands on working capital as the Company maintains high inventory levels to service customers needs as well as for on-time deliveries. While this is considered a necessary requirement of growth, as well as a customer requirement, the Company is striving for ways to implement inventory controls yet service its customers on a timely basis.

The Company's credit agreement provides for a total line of credit of $3,400,000, of which $2,000,000 is for working capital, a $1,000,000 long term machinery and equipment loan, and a $400,000 line for the acquisition of additional equipment. At April 1996, the Company had approximately $994,000 available under the working capital line and $300,000 available under the equipment line as compared to $823,000 and $300,000 respectively at October 1995 and $644,000 and $400,000 respectively at April 1995. The Company believes that the lines of credit are adequate to fund working capital requirements during the balance of 1996. The Company's credit agreement is automatically renewed in August 1996 unless terminated in writing by the lender. The Company is currently in discussions with its lender regarding the extension of its credit agreement and has no reason to believe that the line of credit will not be extended by the lender.

The Company has acquired $195,000 of new equipment during 1996. $132,000 of the equipment was financed through a five year equipment lease. The Company anticipates additional equipment purchases during 1996 of $200,000 to $300,000. The Company's current equipment line of credit of $300,000 is expected be adequate to fund any additional equipment purchases.

The Company has plans to expand its Phoenix division during 1996 and is currently in negotiations regarding leasing a 15,000 square foot facility for five years. The Company's current lease on its Phoenix facility ends in August 1996. The larger facility will allow for planned expansion over the next few years as well as provide the division with a better equipped, autonomous working environment. The expansion is expected to cost between $150,000 and $200,000, including equipment and leasehold improvements, over a period of six to twelve months. The Company believes it will be able to fund these costs from working capital and its equipment line of credit.


RESULTS OF OPERATIONS

The operating results for the first six months of 1996 have continued to show improvement as the demand for the Company's services has remained very strong. Sales for the six months and three months ended April 1996 were 24% and 17% ahead of 1995. The sales increases are a continuation of a strong business climate as well as the results of the Company's growth program. The leasing of additional facilities in 1995 has allowed for the continued expansion into larger diameter machines as well as expanding our secondary operations department. These planned expansions are the basis for the Company's current growth plans.

The company's operating profits for the six months and three months ended April 1996 of $747,000 and $324,000 respectively, reflect increases of 59% and 52% when compared to 1995. The increase in operating profits is a direct result of the increased sales. The Company's current backlog at April 1996 of $5,825,000, as compared to $6,134,000 at October 1995 and $5,163,0000 at April
1995, continues to demonstrate the strength in the current business climate. While the Company has experienced slight downturns in sales and backlog during 1996, the effect has always been short-term.

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




                                          ATHANOR GROUP, INC.





Date   June 12, 1996                 By    /s/ Duane L. Femrite
    -----------------                  ------------------------
                                           Duane L. Femrite
                                           President, Chief Executive Officer,
                                           Chief Operating Officer,
                                           Chief Financial Officer, and Director