Form 10QSB
period 1996-07-31
ATHANOR GROUP INC
filed 1996-09-16
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED    July 31, 1996      Commission File Number 2-63481

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,471,354 shares as of July 31, 1996.

PART I - FINANCIAL INFORMATION




Item 1.      Financial Statements

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 1996 AND OCTOBER 31, 1995
                                   (THOUSANDS)

                                     ASSETS

                                                     1996         1995
                                                    ------       ------
Current Assets:
     Cash                                           $  295       $   62
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $12,000
       and $12,000                                   2,515        2,145

     Notes Receivable:
       Net of Allowance of $534,062                     45           25

     Inventories:
       Raw Materials                                 1,039          835
       Work in Progress                                545          519
       Finished Goods                                1,590        1,618
                                                    ------       ------
                                                     3,174        2,972

     Prepaid Expenses                                   60          136
     Deferred Income Tax Asset                         191          191
                                                    ------       ------
          Total Current Assets                       6,280        5,531


Property, Plant and Equipment, at Cost               4,786        4,456
     Less Accumulated Depreciation and
        Amortization                                 3,574        3,347
                                                    ------       ------
            Net Property, Plant and Equipment        1,212        1,109

Other Assets                                            60           83
                                                    ------       ------

                                                    $7,552       $6,723
                                                    ======       ======

         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 1996 AND OCTOBER 31, 1995
                                   (THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1996         1995
                                               ------       ------
Current Liabilities:
     Notes Payable                             $1,048       $1,177
     Current Portion of Long-Term Debt            420          366
     Accounts Payable                           1,679        1,538
     Accrued Expenses                             732          606
                                               ------       ------
          Total Current Liabilities            $3,879       $3,687


Long-Term Debt, Less Current Portion            1,180          974

Deferred Gain on Sale-Leaseback                     8           39
Noncurrent Deferred Income Tax Liability           55           55

Stockholders' Equity:

     Common Stock                                  15           15
     Additional Paid-In Capital                 1,447        1,447
     Retained Earnings                            968          506
                                               ------       ------
          Total Stockholders' Equity            2,430        1,968
                                               ------       ------
                                               $7,552       $6,723
                                               ======       ======


         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)


                                                       1996           1995
                                                     -------        -------
Net Sales                                            $17,823        $14,335

Cost of Sales                                         14,906         11,812
                                                     -------        -------

          Gross Profit                                 2,917          2,523

Selling, General & Administrative                      1,838          1,804
                                                     -------        -------

          Operating Profit                             1,079            719

Other Income (Expense)
     Interest Expense                                   (216)          (202)
     Equity in Loss of Unconsolidated Investee          (131)           (69)
     Miscellaneous - Net                                  52             38
                                                     -------        -------

          Earnings Before Income Taxes                   784            486

Income Tax Expense                                       322            200
                                                     -------        -------

          NET EARNINGS                               $   462        $   286
                                                     =======        =======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                 1996        1995
                                                 -----       -----
Earnings Per Common Shares:

          Primary and Fully Diluted              $0.31       $0.18
                                                 -----       -----

                              NET EARNINGS       $0.31       $0.18
                                                 =====       =====



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                      1996          1995
                                                     ------        ------
Net Sales                                            $5,940        $4,711

Cost of Sales                                         4,977         3,865
                                                     ------        ------

          Gross Profit                                  963           846

Selling, General & Administrative                       631           596
                                                     ------        ------

          Operating Profit                              332           250

Other Income (Expense)
     Interest Expense                                   (72)          (74)
     Equity in Loss of Unconsolidated Investee          (47)          (69)
     Miscellaneous - Net                                 11            10
                                                     ------        ------

          Earnings Before Income Taxes                  224           117

Income Tax Expense                                       93            48
                                                     ------        ------

          NET EARNINGS                               $  131        $   69
                                                     ======        ======




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)
                           THREE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                 1996      1995
                                                 -----    -----
Earnings Per Common Shares:

     Primary and Fully Diluted                   $0.09    $0.04
                                                 -----    -----

                              NET EARNINGS       $0.09    $0.04
                                                 =====    =====



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                         NINE MONTHS ENDED JULY 31, 1996
                                   (THOUSANDS)

                              Common Stock
                          (25,000,000 Shares        Additional
                              Authorized)            Paid-In      Retained
                          Shares     Par Value       Capital      Earnings     Total
                          ------     ---------       -------      --------     -----
Balance at
   October 31, 1995        1,571       $ 15           $1,447       $506       $1,968

Net Earnings for
   Nine Months Ended
   July 31, 1996                                                    462          462
                           -----       ----           ------       ----       ------
                           1,571       $ 15           $1,447       $968       $2,430
                           =====       ====           ======       ====       ======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                                          1996         1995
                                                                         -----        -----
Cash Flows From Operating Activities
     Net Earnings                                                        $ 462        $ 286
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee                   131           --
               Provision for Deferred Income Taxes                          --           --
               Depreciation and Amortization                               227          206
               Amortization of Deferred Gain on Sale and Leaseback         (31)         (31)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                        (370)         (27)
               Inventories                                                (202)        (140)
               Prepaid Expenses                                             76          (36)
               Other                                                         3           (2)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                            141          193
               Accrued Liabilities                                         126         (102)
                                                                         -----        -----

     Net Cash Provided (Used) by Operating Activities                      563          347
                                                                         -----        -----
Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                   (330)        (498)
     Investment / Advances In Unconsolidate Investee                      (131)          --
     Short Term Loan                                                         0           --
     Investment - Common Stock                                               0         (200)
                                                                         -----        -----
     Net Cash Used in Investing Activities                                (461)        (698)
                                                                         -----        -----
Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                  (129)          (2)
     Payment of Loans Payable, Net                                          --           --
     Net Proceeds Long Term Debt                                           260          316
                                                                         -----        -----

     Net Cash Provided (Used) in Financing Activities                      131          314
                                                                         -----        -----

     Net increase (Decrease) in Cash                                       233          (37)

Cash at Beginning of Year                                                   62          149
                                                                         -----        -----

Cash at End of Period                                                    $ 295        $ 112
                                                                         =====        =====


         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                            SIX MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                         1996       1995
                                                         ----       ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                  $216       $202
                                                         ====       ====

          Income Taxes Paid                              $ 25       $214
                                                         ====       ====

Supplemental Schedule of Noncash Investing and Financing Activities:

July 31, 1996

    The Company purchased $238,000 of machinery and equipment under a capital lease obligation.

July 31, 1995

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

Note 5

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1995, the Company invested an additional $123,500 into Core which was subsequently reduced to zero as of October 1995 because of losses incurred by Core. During 1996, the Company has invested an additional $131,000 into Core, which has been written off, due to expected losses at Core during the same period.

In April 1996 the Company agreed to an extension of its forbearance under the Loan and Security Agreement with Core to August 15, 1996. Under the extension agreement, the Company will be granted additional common stock in Core, based on a formula using the unpaid balance of the loans, as a percent of the total loans, calculated at certain intervals. As of July 31, 1996 the Company has received 744,000 shares of Core common stock. At July 31, 1996 and 1995, the Company owned approximately 26.4% and 21.5% respectively of the issued and outstanding common stock of Core.

Summarized unaudited financial statements for Core, for the seven months ended July 31, 1996 are as follows:


                  Assets                     $   800,000
                  Liabilities                $ 4,362,000
                  Deficit Equity             $(3,562,000)
                  Sales                      $   820,000
                  Expenses                   $ 1.340,000
                  Loss                       $  (520,000)


Note 6

In April 1995 the Company consummated a transaction whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of July 31, 1996, the Company's unpaid balance is $120,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at July 1996 of $2,401,000 continues to improve when compared to $1,844,000 at October 1995 and $1,822,000 at July 1995. The improvement in working capital is a combination of improved sales along with a refinancing of the Company's credit agreement. The amended credit agreement, discussed below, increased working capital by approximately $250,000. Current sales growth has placed additional demands on working capital as the Company maintains higher accounts receivable and inventory levels to service customers needs as well as for on-time deliveries. While this is considered a necessary requirement of growth, as well as a customer requirement, the Company is striving for ways to implement inventory controls yet service its customers on a timely basis.

The Company's credit agreement was amended during July 1996, and extended until August 1997. The amended credit agreement provides for a total line of credit of $3,500,000, of which $2,200,000 is for working capital, a $900,000 long term machinery and equipment loan, and a $400,000 line for the acquisition of additional equipment. At July 1996, the Company had approximately $1,150,000 available under the working capital line and $300,000 available under the equipment line as compared to $823,000 and $300,000 respectively at October 1995 and $782,000 and $400,000 respectively at April 1995. The Company believes that the lines of credit are adequate to fund working capital requirements during the balance of 1996.

The Company has acquired $330,000 of new equipment during 1996. $238,000 of the equipment was financed through five year equipment leases. The Company anticipates additional equipment purchases during 1996 of $100,000 to $200,000. The Company's current equipment line of credit of $300,000 is expected to be adequate to fund any additional equipment purchases, including those associated with the new Phoenix facility.

The Company has plans to expand its Phoenix division during 1996 and has recently completed negotiations on the leasing of a 15,000 square foot facility for five years. The new lease runs from November 1996 through October 2001. The Company's current lease on its Phoenix facility has been extended through December 1996. The larger facility will allow for planned expansion over the next few years as well as provide the division with a better equipped, autonomous working environment. The expansion is expected to cost between $150,000 and $200,000, including equipment and leasehold improvements, over a period of six to twelve months. The Company believes it will be able to fund these costs from working capital and its equipment line of credit.

RESULTS OF OPERATIONS

Sales for 1996 have continued to be very strong with increases over 1995, in the nine months and three months ended July 1996 of 24% and 17 %. The sales increases are an indication of a strong business climate as well as the results of the Company's growth program. The leasing of additional facilities in 1995 has allowed for the continued expansion into larger diameter machines as well as expanding our secondary operations department. These expansions, as well as the planned expansion in Phoenix, are the basis for the Company's current and future growth plans.

The company's operating profits for the nine months and three months ended July 1996 of $1,079,000 and $332,000 respectively, reflect increases of 50% and 33% when compared to 1995. The increase in operating profits is a direct result of the increased sales. The Company's current backlog at July 1996 of $6,158,000, as compared to $6,134,000 at October 1995 and $5,452,0000 at July 1995, continues to demonstrate the strength in the current business climate. While the Company has experienced slight downturns in sales and backlog during 1996, the effect has always been short-term. Based on the current strength on our backlog, the Company does not anticipate a major change in the business for the balance of the current fiscal year.

In February 1995, the Company leased 17,000 square feet of additional manufacturing facilities in Ontario, California. The lease is effective March 1995 through September 1997. Improvements to the additional facilities cost approximately $50,000 in addition to the labor and overhead associated with setting up the facility before the facility became functional.

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

                                      ATHANOR GROUP, INC.




Date   September 13, 1996             By    /s/ Duane L. Femrite
                                          --------------------------------------
                                          Duane L. Femrite
                                          President, Chief Executive Officer,
                                          Chief Operating Officer,
                                          Chief Financial Officer, and Director