Form 10KSB40
period 1996-10-31
ATHANOR GROUP INC
filed 1997-01-27
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

X Annual Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the fiscal year ---- ended October 31, or

___Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

Commission file number 2-63481
                      ---------------------------------------------------------

                               ATHANOR GROUP, INC.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

         CALIFORNIA                                           95-2026100
(State or other jurisdiction of                          (IRS Employer ID No.)
 incorporation or organization)

              921 East California Avenue, Ontario, California 91761

                    (Address of Principal Executive Offices)

The Company's telephone number, including area code  (909) 467-1205
                                                   ----------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                         -------------------
                None                                          None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
-------------------------------------------------------------------------------
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

Issuer's revenues for its most recent fiscal year were $23,744,232.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996 amounted to $2.091,682.

The registrant had 1,468,934 shares of common stock outstanding as of December 31, 1996.

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


         THE SCREW MACHINE PRODUCTS INDUSTRY IN GENERAL

         It is estimated that there are in excess of 1600 manufacturing companies making screw machine products in the United States. Screw machine products usually are component parts for use in machines, appliances, automobiles, and similar durable goods; they also have a wide variety of uses in individual, industrial, military, and consumer products. These parts must be manufactured strictly to customer's specifications and must be of precise dimensions, demanding close individual control during production. The Company does not own the designs for any of the products produced for customers. Historically, the screw machine products industry has been extremely sensitive to downturns in the general economy. In January 1996, the industry's trade association, National Screw Machine Products Association (NSMPA), officially changed its name to Precision Machined Products Association (PMPA). The name change was made to better reflect the industry today, the current technology and the varying equipment used by the association members.

         In meeting customer orders, the Company manufactures a wide range of products. Before placing an order, a customer provides the Company with detailed drawings and specifications for a specific product. Based upon these drawings and specifications, the Company prepares a quote to manufacture the product. Once the customer agrees to this quote, manufacturing of the product is scheduled. Quality control inspections are made throughout the manufacturing process. Emphasis is placed on quality in design. This supports the Company's program of defect prevention rather than defect detection. This approach has resulted in significantly lower costs through the reduction of scrap and associated indirect labor. Upon completion of the manufacturing process, a final inspection is made to determine whether the product conforms to the customer's specifications. If the product fails to conform to the customer's specifications, the Company will correct the problem at its own expense.

         Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. While the

Company has designed its internal quality standards to meet ISO 9002 standards, the Company has not been certified.

         Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers, allows the Company to remain a leader in its industry. In late 1996, the Company purchased a new fully integrated software system, which has the ability to purchase and schedule materials in conjunction with the manufacturing process. The new system will give the Company an effective tool to control in-house inventories and to provide on time deliveries to its customers. The Company has hired outside consultants to assist in the implementation of the new system, which is scheduled to be completed by late 1997.

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

         As of October 31, 1996, the Company's unproduced backlog amounted to approximately $6,184,000 of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 1997. The backlog is expected to be completed within the 1997 fiscal year, as the Company believes that all these orders are firm. The Company's gross backlog, as of October 31, for the past three years was as follows:
1995 - $6,134,000, 1994 - $4,419,000; 1993 - $3,240,000.

         MACHINERY

         Of central importance to the screw machine product manufacturer is the automatic screw machine. Most of the Company's machines are cam and gear operated, which is extremely efficient for "High Speed - High Volume Production". The Company, in essence, is in the business of selling machine time, as well as the capabilities of its machines to produce parts and the skill of its personnel in preparing and operating its machines. The automatic screw machine is a very complex piece of machinery that requires highly skilled machinists to set up and operate. Because the Company specializes in high volume production, it must operate the fastest machines that will produce a part within the customers specifications. The Company feels that the combination of its engineering capabilities, its experience and its well maintained equipment, meet these requirements. All of the machinery utilized by the Company is in good working order and adequate for the current needs of the Company and its customers.

         During 1996 the Company has continued to expand its second operation Horizontal and Vertical CNC equipment. The CNC equipment will allow the Company to perform a larger percent of the secondary operations required on customers products. In the past, many of these operations have been sent to outside job shops. The ability to perform these operations in-house will afford the Company better control over its work-in-process inventory as well as better control over the high quality standards required in today's business climate.

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

         All of the metals purchased by the Company, for customer jobs, either become product or are reclaimed, to be used in another process. The reclamation of scrap material is very important in the manufacturing of screw machine products. The value received from the sale of scrap is an essential element in the pricing and profitability of each job. All reclaimed scrap is either sold back to the mills or sold to a scrap dealer. In the case of brass, the scrap is sold back to the supplying mill at a price established by the mill. Aluminum and stainless scrap is sold to various scrap dealers at a price established by the market demand. Both the cost of the material and the anticipated return on the sale of scrap are considered in preparing a quote for a particular job. The Company's principal suppliers are: Chase Brass and Copper Company, Cerro Metal Products, Bralco Metals, and Joseph T. Ryerson and Son, Inc.

         The Company does not use, and has not used, solvents in the process for the cleaning of parts for many years. In 1987, the Company purchased its first soap and water parts cleaner. The evolution of soap and water parts cleaning has been slow in coming. The Company has recently purchased (for delivery in mid-1997) its third generation soap and water parts cleaner. The new parts cleaner will be a major improvement in getting product cleaner and adds a new dimension in the reclamation of cutting oils and the soap used in the cleaning process.

         EMPLOYEES

         The Company and its subsidiaries employed, on a full-time basis, one hundred and forty-six (146) persons on October 31, 1996, of which eleven (11) were general and administrative, three (3) were in marketing and sales, and one hundred and thirty-two (132) were production personnel.

         The Company believes that it has good relations with its employees, none of whom is covered by a collective bargaining agreement. The ability of the Company to retain and attract skilled personnel, especially skilled machinists, is of primary importance to the Company's operations. Qualified machinists are generally in short supply in the industry, and, therefore, in great demand. The Company has been able to attract and retain a staff of skilled machinists and support staff by offering compensation packages comparable with larger companies. In addition, the Company conducts formal training programs, whereby selected unskilled personnel are given the opportunity to learn the machinist trade. The Company also conducts other regular training programs for its skilled and unskilled employees.

ENVIRONMENTAL

         During 1992, perchloroethylene contamination was found in the ground soil below the Alger manufacturing facility. The Company completed initial soil testing in 1992 and has subsequently done additional testing during 1993. The appropriate local agencies have been notified of the results of the Preliminary Environmental Site Investigations. The Company is currently awaiting a response and direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated. As of October 31, 1992, a provision of $200,000 was recorded to Other Income (Expense) for the estimated costs of this remediation. During 1993 the provision was increased by an additional $50,000, bringing the total provision to $250,000 as of October 31, 1993, 1994 and 1995. In 1996 the provision was increased by $15,262, a reimbursement of certain expenses by one of the Company's insurance carriers, to a total of $265,262. It is anticipated that sometime in the near future a more comprehensive analysis will be completed and a plan of remediation will be approved. It is estimated that the costs associated with the remediation will be expended over a two to four year period. Although the matter has not been fully investigated, the Company believes that its insurance may recover a portion of the remediation cost; however, the Company has not recognized any potential recovery in its financial statements.

         SALES PRACTICES

         Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 1996, 1995, and 1994 was as follows:

                      Dollar Amount of Total Sales (000's)

                                             1996           1995           1994
                                             ----           ----           ----

California                                 $ 7,130        $ 5,389        $ 4,445
Other Western States                         4,431          4,314          3,285
All Others                                   7,458          6,047          6,797
Scrap                                        4,725          3,682          3,144
                                           -------        -------        -------
                                           $23,744        $19,432        $17,671

                            Percentage of Total Sales

                                            1996         1995         1994
                                            ----         ----         ----

California                                   30%          28%          25%
Other Western States                         19           22           19
All Others                                   31           31           38
Scrap                                        20           19           18
                                            ---          ---          ---
                                            100%         100%         100%



         Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 1996, 1995, and 1994, foreign sales represented less than one-half of one per cent of total sales.

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

         CUSTOMERS

         The Company manufactures parts for a variety of customers. During 1996 there were no customers that accounted for 10% or more of the Company's consolidated revenue.

         During 1996, none of the Company's business was government related.

ITEM 2.       DESCRIPTION OF PROPERTY

         PROPERTIES

         The Company and its subsidiary, Alger, lease office and manufacturing space in Ontario, California, and in Phoenix, Arizona. Alger leases three manufacturing facilities: 35,600 square feet and 17,000 square feet in Ontario on leases ending in September 1997, and 5,842 square feet in Phoenix, Arizona. Effective November 1, 1996, the Company signed a five year lease on new facilities in Glendale, Arizona to replace the existing Phoenix facility. The new facility is 15,700 square feet and became operational in December 1996. The Company believes that with the addition of the new facility in Arizona, its manufacturing facilities are adequate for the current operations. The Company built office space at the Ontario facility to house its corporate office in 1996.

         In management's opinion, all of the Company's interests in its leased properties are adequately covered by insurance.

ITEM 3.       LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company is currently a part of the NASDAQ system and can be located on The Bulletin Board using the symbol "ATHR". The following chart lists the stock price range from the Company's market makers, as published by the National Quotation Bureau. These over-the-counter market quotations reflect the inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                                Market Information
                                                ------------------


                                    12/31/96         9/30/96           6/30/96          3/31/96
                                    --------         -------           -------          -------
              Ask                       3             3 1/2             3 3/8             1 3/4
              Bid                    1 7/8            2 1/8             2 3/4             1 3/8

                                    12/31/95         9/30/95           6/30/95          3/31/95
                                    --------         -------           -------          -------
              Ask                    1 13/16          1 1/2             1 3/4             1 3/8
              Bid                    1 3/8            1 5/16            1 5/16            1 1/4

                                    12/31/94         9/30/94           6/30/94          3/31/94
                                    --------         -------           -------          -------
              Ask                    1 3/8            1 3/8              1               13/16
              Bid                    1 1/4            1 3/16             5/8               5/8




         As of December 31, 1996, the approximate number of shareholders of record of common shares was 318.

         No dividends were declared during the fiscal year ended October 31, 1996, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the changes in working capital for the fiscal years 1996, 1995, and 1994 (Thousands of Dollars).

                                      1996           1995            1994
                                      ----           ----            ----

   Current Assets                   $6,097         $   5,532      $   5,352
   Current Liabilities              $3,706         $   3,686      $   3,486
   Working Capital                  $2,391         $   1,846      $   1,866


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995

         The Company's working capital improved by approximately $545,000 during 1996. Approximately $300,000 of the increase was associated with a restructuring of the Company's long term debt under its credit agreement, with the balance coming from operations. The increase allowed the Company to finance the current growth in sales, as accounts receivable and inventory increased by $529,000.

         The planned expansion of the Phoenix division did not materialize during 1996. However, as of November 1, 1996 the Company signed a new five year lease on a 15,700 square foot facility. The new facility became operational in December 1996. The Company plans on expending approximately $300,000 - $400,000 on improvements and equipment for this facility during 1997. The larger facility will allow for planned expansion over the next few years as well as provide the division with a better equipped, autonomous working environment.

         During 1996 the Company purchased $353,000 of manufacturing and computer equipment. Approximately $271,000 of the purchases was financed with two new leases, the balance coming from cash flow. The Company is currently planning on capital expenditures for 1997 to be approximately $1,000,000 - $1,200,000, including the Arizona division. The 1997 capital expenditures for the Ontario facility, includes approximately $400,000 for a new "third generation" soap and water parts cleaner (delivery in mid-1997), with the balance of $300,000 - $400,000 for additional manufacturing and second operation equipment. This large capital expenditure forecast will require the Company to obtain new financing and get amendments approved to its credit agreement. The Company does not anticipate any difficulties obtaining the financing or the credit agreement amendments. However, if such financing or amendments are not obtained or are obtained for lower amounts, the Company does not feel it will have a major impact on its operations for 1997, although it will slow down the Company's plans for expansion and growth.

         In July 1996 the Company completed an amendment to its credit agreement, extending the agreement to August 13, 1997. The amended credit agreement increased the Company's working capital line to $2,200,000 and renewed the long term equipment loan for $900,000 with a balance owing of $850,000 as of October 1996. The net effect of the amended credit agreement was to increase available financing by approximately $500,000. In addition, the amended agreement continued a new equipment line of $400,000 (with a balance available of $300,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 75% of the purchase price of equipment. At October 31, 1996, the Company had approximately $1,260,000 available under the working capital line and $300,000 available under the new equipment line as compared to $823,000 and $300,000 respectively in 1995. Management believes the amended agreement is adequate to fund the Company's working capital requirements and expansion in Arizona, other than the Company's major capital expenditure noted above, during fiscal year 1996.


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1994

         The Company's working capital as of October 1995 remained fairly constant with 1994, even though during 1995 the company expanded its manufacturing facilities and increased sales. The increase in accounts receivable and inventory of approximately $340,000 were financed using the Company's line of credit and from cash flow.

         The Company expanded its Ontario manufacturing facilities during fiscal 1995 with the lease of a 17,000 square foot facility. The original lease is for thirty-seven months with an option for an additional five years. The Company has expended approximately $200,000 on improvements and equipment in this expansion. $100,000 of the cost was financed using the Company's equipment line of credit with the balance coming from cash flow. This does not include the lease cost and the time and labor associated with getting the facility up and running. The Company used the additional space for warehousing, assembly and secondary operations. The additional space has also given the Company the room to expand its secondary operation department, with the addition of CNC equipment, as well as other necessary equipment allowing the Company to perform substantially more of the required secondary operations in house. In turn, the Company will have greater control over its inventory, costs, and delivery schedules.

         The Company purchased $460,000 of manufacturing and computer equipment during 1995. This included a new $215,000 parts washing system. The Company financed the equipment additions with a new five year lease on the parts washer and utilization of $100,000 of its equipment line of credit, with the balance coming from cash flow. The Company has available the remaining new equipment line of credit of $300,000 for additional equipment purchases in 1996.

         In April 1995 the Company entered into an agreement whereby it agreed to acquire 100,000 shares of its common stock for $2 per share or $200,000. The agreement called for $40,000 at closing and the balance to be paid in equal annual installments of $40,000 beginning in April 1996 through April 1999. Interest payments on the unpaid balance are to be paid quarterly at 8.5%. The note is secured by an equal number of shares of the Company's stock, in direct relationship to the unpaid balance, at $2 per share. Each year as a payment is made, the amount of stock held as security is reduced accordingly. The Company retains all voting rights to the stock held as security as long as the Company is not in default on the agreement.

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

RESULTS OF OPERATIONS

         The following table summarizes the results of operations for the fiscal years 1996, 1995, and 1994 (Thousands of Dollars):

                                   1996            1995           1994
                                   ----            ----           ----

          Sales                   $23,744        $19,432        $17,671
          Cost of Sales           $19,911        $16,130        $14,633
          Operating Profit        $ 1,178        $   869        $   885
          Net Earnings            $   529        $   264        $   557




         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995

         1996 proved to be a continuation of the sales growth that started in 1995, with a 22% increase over 1995. The sales increase was universal in all of the Company's departments, but most significant in its larger diameter equipment. During the last few years, the Company has concentrated the majority of its capital equipment budget toward the larger diameter equipment as demand for this type of work has grown and continues to grow. The addition of manufacturing and warehousing facilities in 1995 has given the Company the needed space to accommodate this sales growth. The addition of selected manufacturing, as well as second operation equipment in the last few years, has given the Company the ability to meet the current demand for its services.

         Cost of sales increased 1% over 1995. This increase is largely due to the higher percentage of material associated with larger diameter equipment sales. Since the majority of sales growth during 1996 was associated with the larger diameter equipment, this increase was anticipated. While total selling, general and administrative (S,G&A) cost has decreased as a percent of total sales, S,G&A costs increased by approximately $222,000 over 1995. The majority of this increase, approximately $120,000, related to an increase in commissions paid to the Company's manufacturers representatives and was directly related to the increase in sales. The Company's effective tax rate for 1996 decreased to 34% from 45% in 1995. Approximately 6.7% of this change is associated with a reduction in the effective state tax rate due to the California Manufacturers Investment Credit, which was available to the Company in 1996. The Company's operating profit increased 36% over 1995. This increase is directly related to the current increase in sales.

         The Company's unproduced backlog of $6,184,000 at October 1996 is virtually unchanged from $6,134,000 at 1995. Considering the substantial increase in sales during 1996, the Company's ability to maintain its backlog at high levels, has been very encouraging. In addition, the backlog levels during the year have not experienced the normal fluctuations we are used to seeing. This would appear to be an indication that the current business climate is healthy and the demand for the Company's services will remain strong into the beginning of 1997.

         The Company continued to add to its investment in Core during 1996 with additional loans of $149,739. See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Since Core is still incurring losses, the Company is required under the equity method of accounting to include its proportionate share of the net loss. The Company's fiscal 1996 results of operations include a loss associated with its additional investment in Core of $149,739, compared to $123,500 for 1995.

         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1994

         While sales for 1995 show a 10% increase over 1994, the operating profits are similar to 1994. The main reasons for this stagnation in operating profits are the higher cost of raw material, a larger percent of sales outside of Southern California, and the addition of operating facilities in 1995.

         Raw material price increases for the last two years have totaled 31% for the higher quantity usage materials. While the majority of price increases are passed on to customers as new orders are quoted, the substantial increases have a negative effect on profit percentages. For 1995 the cost of raw material associated with sales increased from 43% to 45%. While the impact of these higher material costs has been partially offset by spreading certain fixed costs over higher sales, the net effect of a large portion of the sales increase is a pass-through of costs.

         The cost associated with the addition of 17,000 square feet of manufacturing and warehousing facilities was absorbed in fiscal 1995. The Company felt that the additional costs associated with this facility would be more than covered with lower outside processing costs and more efficient inventory control. The additional lease cost, along with the labor and overhead associated with setting up the facility before the facility became functional, were absorbed in 1995.

         During 1995 the Company continued the expansion of its sales territory with the addition of new manufacturers representatives. As sales to territories outside Southern California and Phoenix have become a larger portion of the Company's total sales, direct costs associated with these sales, specifically freight and commissions, have also continued to rise as a percent of sales. While the Company feels that the expansion of its sales territory is necessary for continued growth, there is always a learning curve and costs associated with such expansion.

         The Company's unproduced backlog of approximately $6,134,000 at October 1995 as compared to $4,419,000 is an indication of the Company's success in expanding its sales territory. While sales for fiscal 1995 were originally projected to be similar to, or even slightly lower than 1994, the Company's customer base maintained a constant demand for its services and, along with the addition of new customers, pushed sales and backlog to new records.

         The Company's investment in Core continued to under perform from its projections in fiscal 1995. While the Company had originally decided not to invest any additional funds through equity or loans, the conditions seemed to warrant the investment and risk associated therewith. The Company invested a total of $123,500 through loans to Core in fiscal 1995. The Company is required to account for its investment in Core using the equity method of accounting. Under the equity method the Company is required to include its proportionate share of the net loss reported by the investee (Core) for the periods subsequent to acquisition. Accordingly, the Company's fiscal 1995 results of operations include a loss associated with its investment in Core, using the equity method, of $123,500.

EFFECTS OF INFLATION

         Inflation for the fiscal year ended 1996 was minimal and had no effect on the Company's operations.

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

         In the past the Company has not normally committed to long-term fixed price contracts. However, the current business climate, with customers placing longer term contracts, has required the Company to commit to longer term fixed price contracts. If material price increases are unusually high, the Company has been able to request and usually get a price adjustment. The effect of these material increases on the operating profit during 1995 and 1994 was minimal, as the majority of the increases were passed on to customers as new orders were quoted. However, the abnormally large increases in the cost of raw materials tends to skew the percentages when making cost comparisons between periods.

         The company is unable to predict if raw materials will experience similar increases as those which took place in 1995 and 1994. If similar increases do occur in the future, the Company does not believe such increases would have a material effect on its operations.

ITEM 7.    FINANCIAL STATEMENTS


TITLE                                                                     PAGE
----------------------------------------------------------------------------


Independent Auditor's Report................................................

Consolidated Balance Sheets
at October 31, 1996, and 1995...............................................

Consolidated Statements of Earnings
for each of the three years ended October 31, 1996, 1995, and 1994..........

Consolidated Statements of Stockholders' Equity
for each of the three years ended October  31, 1996, 1995, and 1994.........

Consolidated Statements of Cash Flows
for each of the three years ended October  31, 1996, 1995, and 1994.........

Notes to Consolidated Financial Statements .................................





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                           ATHANOR GROUP, INC.
                           AND SUBSIDIARIES

                           Consolidated Financial Statements

                           October 31, 1996 and 1995

                           (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Athanor Group, Inc.:


We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiaries as of October 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996 in conformity with generally accepted accounting principles.







Los Angeles, California
December 13, 1996

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1996 AND 1995

--------------------------------------------------------------------------------


                                ASSETS                                      1996                1995
                                                                          ----------        ----------

Current assets:
    Cash                                                                  $  115,476            62,382
    Accounts receivable, net of allowance for doubtful accounts of
      $11,785 at October 31, 1996 and 1995                                 2,471,110         2,145,381
    Note receivable - related parties (note L)                                40,000            25,000
    Income tax receivable                                                       --              99,500

    Inventories:
      Raw materials                                                          871,774           835,152
      Work in process                                                        505,569           519,363
      Finished goods                                                       1,797,388         1,617,754
                                                                          ----------        ----------
                                                                           3,174,731         2,972,269
                                                                          ----------        ----------

    Prepaid expenses                                                          34,935            36,141
    Deferred income tax asset (note E)                                       261,179           191,298
                                                                          ----------        ----------

              Total current assets                                         6,097,431         5,531,971

Property, plant and equipment, net (note B)                                1,177,450         1,108,541

Other assets                                                                  90,020            82,708
                                                                          ----------        ----------

                                                                          $7,364,901         6,723,220
                                                                          ==========        ==========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY                          1996               1995
                                                                            ----------        ----------
Current liabilities:
    Note payable (note C)                                                   $  939,757         1,177,163
    Current portion of long-term debt (note D)                                 419,901           365,961
    Accounts payable                                                         1,443,659         1,537,976
    Accrued liabilities:
      Salaries, wages and other compensation                                   402,077           275,770
      Income tax payable                                                       122,769              --
      Other                                                                    377,540           329,246
                                                                            ----------        ----------

              Total current liabilities                                      3,705,703         3,686,116
                                                                            ----------        ----------

Long-term debt, less current portion (note D)                                1,095,228           974,143

Deferred gain on sale and leaseback (note F)                                      --              39,257

Noncurrent deferred income tax liability (note E)                               66,573            55,424

Stockholders' equity:
    Redeemable, convertible preferred stock, $3 stated value
      Authorized 5,000,000 shares; none issued                                    --                --
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      issued and outstanding 1,471,354  shares in 1996 and 1,471,434
      shares in 1995                                                            14,713            14,714
    Additional paid-in capital                                               1,447,391         1,447,391
    Retained earnings                                                        1,035,293           506,175
                                                                            ----------        ----------

              Total stockholders' equity                                     2,497,397         1,968,280

Commitments (notes C, D and G)
                                                                            ----------        ----------

                                                                            $7,364,901         6,723,220
                                                                            ==========        ==========


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

                                                           1996                 1995                 1994
                                                       ------------         ------------         ------------
Net sales                                              $ 23,744,232           19,432,094           17,670,680
Cost of sales                                            19,910,869           16,130,070           14,633,034
                                                       ------------         ------------         ------------

              Gross profit                                3,833,363            3,302,024            3,037,646

Selling, general and administrative expenses
                                                          2,655,621            2,433,298            2,152,960
                                                       ------------         ------------         ------------

              Operating profit                            1,177,742              868,726              884,686

Other income (expense):
    Interest expense                                       (279,779)            (281,434)            (141,124)
    Equity in loss of unconsolidated investee              (149,739)            (123,500)            (360,458)
    Miscellaneous, net                                       58,197               20,859               58,883
                                                       ------------         ------------         ------------

              Earnings before income taxes and
                cumulative effect of change in
                accounting for deferred income
                taxes                                       806,421              484,651              441,987

Income tax expense (note E)                                 277,183              220,900              344,275
                                                       ------------         ------------         ------------

              Earnings before cumulative effect
                of change in accounting for
                deferred income taxes                       529,238              263,751               97,712

Cumulative effect of change in accounting for
    deferred income taxes (note E)                             --                   --                478,683
                                                       ------------         ------------         ------------

              Net earnings                             $    529,238              263,751              576,395
                                                       ============         ============         ============

                                                   (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                           1996       1995       1994
                                                         -------    -------    -------
Earnings per common share:
    Primary and fully diluted:
      Earnings before cumulative effect of change
        in accounting for deferred income taxes          $   .36        .18        .06

      Cumulative effect of change in accounting
        for deferred income taxes                             --         --        .31
                                                         -------    -------    -------

              Net earnings                               $   .36        .18        .37
                                                         =======    =======    =======


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------





                                           PREFERRED STOCK            COMMON STOCK         ADDITIONAL   RETAINED
                                       ---------------------   ------------------------      PAID-IN    EARNINGS
                                        SHARES      AMOUNT       SHARES        AMOUNT        CAPITAL    (DEFICIT)       TOTAL
                                       --------   ----------   ----------    ----------    ----------   ----------    ----------
Balance at October 31, 1993               --      $     --      1,567,100    $   15,671     1,444,184     (134,971)    1,324,884

  Issuance of common stock                --            --          4,334            43         3,207         --           3,250
  Net earnings for the year               --            --           --            --            --        576,395       576,395
                                       --------   ----------   ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1994               --            --      1,571,434        15,714     1,447,391      441,424     1,904,529

  Retirement of common stock (note I)     --            --       (100,000)       (1,000)         --       (199,000)     (200,000)
  Net earnings for the year               --            --           --            --            --        263,751       263,751
                                       --------   ----------   ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1995               --            --      1,471,434        14,714     1,447,391      506,175     1,968,280

  Retirement of common stock (note I)     --            --            (80)           (1)         --           (120)         (121)
  Net earnings for the year               --            --           --            --            --        529,238       529,238
                                       --------   ----------   ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1996               --      $     --      1,471,354    $   14,713     1,447,391    1,035,293     2,497,397
                                       ========   ==========   ==========    ==========    ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------



                 INCREASE (DECREASE) IN CASH                          1996              1995              1994
                                                                   ---------         ---------         ---------


Cash flows from operating activities:
    Net earnings                                                   $ 529,238           263,751           576,395
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Cumulative effect of change in accounting for
          deferred income taxes                                         --                --            (478,683)
        Equity in loss of unconsolidated investee                    149,739           123,500           360,458
        Depreciation and amortization                                283,877           250,944           237,928
        Loss on disposal of fixed asset                                 --              21,460             5,683
        Amortization of deferred gain on sale and leaseback
                                                                     (39,257)          (41,305)          (41,304)
        Provision for deferred income taxes                          (58,732)          220,900           160,046
        (Increase) decrease in operating assets:
          Accounts receivable                                       (226,229)         (309,502)         (664,821)
          Inventories                                               (202,462)         (130,578)         (646,078)
          Prepaid expenses                                             1,206            (6,734)            3,744
          Other assets                                                (7,312)            3,642             3,916
        Increase (decrease) in operating liabilities:
          Accounts payable                                           (94,317)           16,701           282,823
          Accrued liabilities                                        174,601          (193,496)          195,126
          Income taxes payable                                       122,769              --                --
                                                                   ---------         ---------         ---------

                  Net cash provided by (used in) operating
                    activities                                       633,121           219,283            (4,767)
                                                                   ---------         ---------         ---------

Cash flows from investing activities:
    Purchase of property and equipment                               (81,631)         (517,318)         (236,933)
    Proceeds from sales of property and equipment                       --              39,885            10,044
    Note receivable - related party                                  (15,000)          (25,000)          198,672
    Write-off of note receivable - related party                        --              19,500              --
    Investment/advances in unconsolidated investee                  (149,739)         (123,500)         (260,458)
                                                                   ---------         ---------         ---------

                  Net cash used in investing activities             (246,370)         (606,433)         (288,675)
                                                                   ---------         ---------         ---------


                                   (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


                                                                     1996              1995              1994
                                                                  ---------         ---------         ---------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit              $(237,406)          257,235           284,416
    Repayments of note payable                                         --                --             (15,834)
    Proceeds from long-term debt                                    267,334           312,083           336,546
    Repayments of long-term debt                                   (363,464)         (268,971)         (269,373)
    Repurchase of stock                                                (121)             --                --
                                                                  ---------         ---------         ---------

                  Net cash provided by (used in) financing
                    activities                                     (333,657)          300,347           335,755
                                                                  ---------         ---------         ---------

                  Net increase (decrease) in cash                    53,094           (86,803)           42,313



Cash at beginning of year                                            62,382           149,185           106,872
                                                                  ---------         ---------         ---------

Cash at end of year                                               $ 115,476            62,382           149,185
                                                                  =========         =========         =========

Supplemental disclosures of cash flow information:
    Interest paid                                                 $ 283,040           278,952           175,509
                                                                  =========         =========         =========

    Income taxes paid                                             $ 113,646           254,635           103,000
                                                                  =========         =========         =========


Supplemental schedule of noncash investing and financing activities:
    1996
    The Company purchased $271,155 of machinery and equipment under a capital lease obligation.
    1995
    The Company purchased $206,826 of machinery and
    equipment under a capital lease obligation.
    1994
    The Company purchased $157,854 of machinery and equipment under a capital lease obligation.
    The Company issued 4,334 shares valued at $3.250 of common stock to a director for payment of director fees.
    The Company increased its investment in CORE by $100,000 through reduction of related party notes receivable.


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

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

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

            necessary. All deferred tax amounts are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

            5.    INVESTMENT

            The Company accounts for its investment in Core Software Technology
            (Core) on the equity method which requires the Company to record its share of Core's earnings or losses. During 1996 and 1995, the Company invested $149,739 and $123,500, respectively, into Core which was subsequently reduced to zero because of losses incurred by Core. At October 31, 1996 and 1995, the Company owned 28.0% and 21.5% of Core's common stock, respectively.

            6.    EARNINGS PER SHARE

            Earnings per share is based on the weighted average of common shares outstanding during each year.

            7.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

             The carrying amounts of cash and cash equivalents, trade accounts receivable, note receivable related party, notes payable to banks, trade accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

             The fair value of the Company's debt instruments is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

            8.    USE OF ESTIMATES

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
            Actual results could differ from those estimates.

            9. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

            The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

            the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

            10.   RECLASSIFICATIONS

            Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.


NOTE B  -   PROPERTY, PLANT AND EQUIPMENT

            A summary of property, plant and equipment by classification follows:


                                                                         OCTOBER 31
                                                                  ----------------------------
                                                                    1996               1995
                                                                  ----------        ----------

            Machinery and equipment                               $4,738,016         4,378,968
            Leasehold improvements                                    77,278            77,278
                                                                  ----------        ----------
                                                                   4,815,294         4,456,246
            Less accumulated depreciation and amortization         3,637,844         3,347,705
                                                                  ----------        ----------

                                                                  $1,177,450         1,108,541
                                                                  ==========        ==========




NOTE C  -   NOTE PAYABLE

            Alger has a $3,500,000 credit agreement with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of Alger (a wholly owned subsidiary). Under the line of credit, the subsidiary may borrow amounts up to $2,200,000 based on eligible accounts receivable and inventories, as defined. Interest on drawings on this line of credit is payable at the prime rate (8.25% at October 31, 1996), plus 1.25%. The line of credit expires in August 1997. The amount outstanding was $939,757 and $1,177,163 at October 31, 1996 and 1995, respectively. The amount available under the line of credit was approximately $1,260,000 and $823,000 at October 31, 1996 and 1995, respectively. The agreement also provides for a term loan not to exceed $900,000, of which $850,000 was outstanding at October 31, 1996. In addition, the agreement provides for an equipment line of up to $400,000, of which $73,000 has been drawn and $300,000 was available at October 31, 1996. Borrowings on both the term loan and equipment line are included in long-term debt in the accompanying consolidated balance sheets (see note D). The Company has guaranteed borrowings outstanding under this credit agreement on behalf of Alger.

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

NOTE D  -   LONG-TERM DEBT

            Long-term debt consisted of the following:


                                                                           1996              1995
                                                                       ----------        ----------


Notepayable to an individual at an annual rate of 8.5%, payable in yearly installments of $40,000, with interest payable
    quarterly, due April 1999 (see note L)                             $  120,000           160,000
Notes payable to a lending institution at the prime  rate
    (8.25% at October 31, 1996) plus 1.25%, payable in monthly installments of $18,334 plus interest, due July 1999,
    collateralized by substantially all assets of Alger
                                                                          923,328           843,332
Notes payable to others at rates ranging from 10.0% to 12.9%, payable in monthly installments of $1,133, including
    interest, due through May 1999, collateralized by
    equipment and automobiles                                             119,596            40,110
Capital lease obligations (see note G)                                    352,205           296,662
                                                                       ----------        ----------
                                                                        1,515,129         1,340,104
Less current portion                                                      419,901           365,961
                                                                       ----------        ----------

                                                                       $1,095,228           974,143
                                                                       ==========        ==========

A schedule of aggregate, annual principal payments on long-term debt as of October 31, 1996 is as follows:



               YEAR ENDING
                OCTOBER 31               AMOUNT
               -----------             --------

                    1997               $419,901
                    1998                401,620
                    1999                620,076
                    2000                 54,388
                    2001                 19,144
                                     ----------
                                     $1,515,129
                                     ==========

NOTE E  -   INCOME TAXES

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

            Income tax expense (benefit) for 1996 and 1995 consists of the following:



                            FEDERAL          STATE         TOTAL
                           ---------      ---------      ---------


          1996:
              Current      $ 303,425         32,490        335,915
              Deferred       (51,440)        (7,292)       (58,732)
                           ---------      ---------      ---------

                           $ 251,985         25,198        277,183
                           =========      =========      =========

          1995:
              Current      $    --             --             --
              Deferred       189,628         31,272        220,900
                           ---------      ---------      ---------

                           $ 189,628         31,272        220,900
                           =========      =========      =========


            The difference between the Federal and income tax rate and the effective income tax rate on net earnings is as follows:



                                                 1996                      1995                  1994
                                     -----------------------   ------------------------  --------------------

          Statutory U.S. Federal tax
              rate                         34.0%    $ 274,183         34.0%   $ 164,781        34.0%   $ 150,276

          State income taxes, net of
              Federal benefit               6.1        48,788          6.1       29,297         6.1       26,961

          (Decrease) increase in
              valuation allowance        --              --         --             --          32.7      144,681

          Benefit due to state tax
              credits                      (6.7)      (54,123)      --             --        --             --

          Other                             1.0         8,335          5.4       26,822         5.1       22,357
                                   ------------  ------------ ------------ ------------ -----------  -----------

                                           34.4%    $ 277,183         45.5%   $ 220,900        77.9%   $ 344,275
                                   ============  ============ ============ ============ ===========  ===========

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at October 31, 1996 and 1995 is as follows:



                                                                1996         1995
                                                              --------     --------


            Deferred tax assets:
                Bad debt reserves                             $  4,730        4,730
                Equity in loss of unconsolidated investee      254,354      194,251
                Contamination reserve                          106,471      100,345
                Other                                           40,305       36,653
                                                              --------     --------

                       Total gross deferred tax asset          405,860      335,979

            Valuation allowance                                144,681      144,681
                                                              --------     --------

                       Net deferred tax asset                 $261,179      191,298
                                                              ========     ========

            Deferred tax liabilities:
                Accelerated depreciation on fixed assets      $ 66,573       71,181
                Deferred gain on sale and leaseback               --        (15,757)
                                                              --------     --------

                       Net deferred tax liability             $ 66,573       55,424
                                                              ========     ========

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

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

          The facilities were leased back (note G) to the Company's wholly owned subsidiary, Alger Manufacturing Co., Inc. A gain of approximately $411,000 was deferred and is being amortized over the life of the lease. Amortization on the deferred gain of $39,257, $41,304 and $41,304 has been recorded as other income for the years ended October 31, 1996, 1995 and 1994, respectively.


NOTE G  - COMMITMENTS AND CONTINGENCIES

          The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 1996 and 1995 is as follows:

                                                    1996         1995
                                                  --------     --------

            Cost                                  $515,000      241,000
                Less accumulated depreciation       71,000       26,000
                                                  --------     --------

                                                  $444,000      215,000
                                                  ========     ========


            The Company leases three premises which are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

            The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 1996:


                                                       CAPITAL     OPERATING
                                                       LEASES       LEASES       TOTAL
                                                      --------     --------     --------


            Year ending October 31:
                       1997                           $114,214      236,746      350,960
                       1998                            114,214       88,535      202,749
                       1999                            114,214       12,526      126,740
                       2000                             58,558        7,640       66,198
                       2001                             19,660         --         19,660
                                                      --------     --------     --------

                       Minimum lease payments          420,860     $345,447      766,307
                                                                   ========     ========

                Less amount representing interest
                  and taxes                             68,655
                                                      --------
                       Present value of future
                          capital lease payments      $352,205
                                                      ========

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

            Rental expense for operating leases was approximately $254,000 in 1996, $230,000 in 1995 and $170,000 in 1994.

            As of October 31, 1996 and 1995, the Company has accrued $265,000 and $250,000, respectively, relating to the estimated cost to remediate perchloroethylene contamination in the subsurface soil below Alger.

            The aggregate undiscounted amount has been accrued since it represents management's best estimate of the cost, but the payments are not considered to be fixed and reliably determinable. The estimate of costs and their timing of payment could change as a result of (1) changes to the remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. It is not possible to estimate the amount losses may exceed amounts accrued at this time as a result of these factors.


NOTE H  -   EARNINGS PER SHARE

            Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year:
            1,471,377 shares in 1996, 1,471,434 shares in 1995 and 1,571,434 shares in 1994.

            As of October 31, 1996, the Company had no outstanding common stock options or warrants.


NOTE I  -   STOCKHOLDERS' EQUITY

            During 1994, the Company issued 4,334 shares of common stock to an individual as payment for 1993 director's fees at $.75 per share which was equal to the fair market value.

            During 1995, the Company repurchased 100,000 shares of its common stock for $2.00 per share.

            During 1996, the Company repurchased approximately 80 shares of common stock for $1.50 per share.


NOTE J   -  MAJOR CUSTOMER

            For the year ended October 31, 1996, the Company had no customers which accounted for more than ten percent (10%) of net sales.

            For the year ended October 31, 1995, the Company had one customer which accounted for approximately thirteen percent (13%) of net sales.

            For the years ended October 31, 1994, the Company had one customer which accounted for approximately thirteen percent (13%) of net sales.

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

NOTE K  -   EMPLOYEE BENEFIT PLAN

            The Company and its subsidiaries have a 401(k) plan covering substantially all employees. Employees may contribute up to 15 percent (15%) of their wages subject to IRS limitations. The Company will match 100 percent (100%) of the employees' contribution not exceeding 1 percent (1%) of their wages plus 50 percent (50%) of the employee's remaining contribution up to 4 percent (4%). The Company may also make discretionary contributions to the plan that are allocated to each employee based upon his pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $75,000, $72,000 and $61,000 for the years ended October 1996, 1995 and 1994, respectively.


NOTE L  -   RELATED PARTY TRANSACTIONS

            The Company is currently the single largest stockholder of Core owning 3,132,570 shares of Core's capital stock which represents approximately 28.0% of the issued and outstanding shares of Core's capital stock.

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

            During 1994, in conjunction with a private placement of Core's common stock, the Company exercised options to acquire 260,000 shares of the common stock of Core at $1.00 per share, converting $260,000 of the loans made to Core into equity in Core common stock. In addition, the Company received a repayment of the balance of its loans from Core. During 1996 and 1995, the Company advanced an additional $149,739 and $123,500, respectively, to Core, which, under the equity method, has been written off. Accordingly at October 31, 1996 and 1995, the Company has no outstanding loans receivable from Core.

            During 1991 and 1992, the Company loaned IDC a total of $653,500, secured by a senior lien on the assets of IDC. In 1993, the Company recorded a $534,062 provision for losses relating to the notes receivable from IDC. In 1994, the Company converted $100,000 of its then outstanding loans receivable from IDC in a foreclosure proceeding on IDC assets. During 1995, the Company wrote off the remaining balance of the loans receivable from IDC.

            In 1991, IDC transferred substantially all of its assets and technology to Core, subject to the Company's security interest. In addition, in 1992, IDC filed a petition for relief under Chapter 11 of the Federal bankruptcy laws. IDC's plan of reorganization (Plan) was confirmed by the court in 1993 and became effective in 1994. The Plan provides for IDC to receive payment under a distribution agreement with Core, and the Company will receive

ATHANOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

            approximately fifty percent (50%) of the amounts received by IDC until the principal balance plus accrued interest is repaid. The distribution agreement has been extended through December 31, 1997. If the Company has not been repaid principal and interest in full by December 1996, the Company has the right to foreclosure on the assets of Core. The Company has neither exercised nor waived its right to foreclosure.

            The Chairman of the Board of the Company also serves as the chief executive officer of IDC. He is currently the only employee of IDC and his primary function is the implementation of IDC's plan of reorganization. Until July 1992, he served as chief operating officer of IDC. He has also been a director of Core since September 1991. From November 1993 through March 1995, the chief operating/chief financial officer was a director of Core.

            In September 1995, the Company loaned $25,000 to the Chairman of the Board of Directors in exchange for a secured promissory note. During 1996, the loan was increased to $40,000 in exchange for additional security. The note bears interest at 10% and is due March 1997.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 1996.

                          DIRECTOR/OFFICER INFORMATION



                                             Principal                                              Director
           Name                             Occupation                                  Age          Since
--------------------------------------------------------------------------------------------------------------
       Gregory J. Edwards               Director                                        52           1990

       Duane L. Femrite                 President, Chief Executive Officer,             51           1985
                                        Chief Financial Officer
                                        of the Company

       William H. Harris, Jr.           Director                                        52           1986

       Richard A. Krause                Vice President of the Company                   61           1992
                                        President, Alger Manufacturing
                                        Company, Inc.

       Robert W. Miller                 Chairman of the Board,                          54           1976
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

GREGORY J. EDWARDS      President  and  Chief  Executive  Officer  of  CASS
                        Corp. ("CASS") since January 1993. CASS owns several manufacturing companies: Nelco Mfg. Corp., a manufacturer of portable shotblasting equipment; Milamar
                        Coatings, Inc., a producer of epoxy coating products used in the industrial and commercial seamless floor coating business; Berry Corp., a manufacturer of equipment for the maintenance and marking of pavement services, specializing in designing and manufacturing joint/crack sealers and thermoplastic melting equipment;
                        and Government Services Division ( formerly known as R.
                        T. Nelson Painting Service, Inc.) a government contractor involved with surface preparation and re-coating for U.S. Naval ships and portable landing mats. Between July 1991 and January 1993, Mr. Edwards was self-employed as a financial consultant and investor. Previously, he was an investment banker with

                        Stephens, Inc. of Little Rock, Arkansas from mid-1990 to July 1991.

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

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's four most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and to the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 1996.

                              ANNUAL COMPENSATION



   Name and Principal
       Position                   Year      Salary        Bonus         Other  (1)
----------------------------------------------------------------------------------
Duane L. Femrite                  1996     $133,308     $ 44,000     $  2,162
  President, Chief Executive      1995      129,038       10,000        3,826
  Officer and Chief Financial     1994      125,000       24,000        3,124
  Officer

Richard A. Krause                 1996     $145,308     $ 52,328     $  3,750
  Vice President and              1995      141,673       41,066        4,748
  President of Alger              1994      125,000       48,283        3,732
  Manufacturing Co., Inc.

Robert W. Miller                  1996     $136,498     $ 44,000     $  1,432
  Chairman of the Board           1995      125,000       10,000        1,250
  Corporate Secretary             1994      125,000       24,000        1,250



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

         Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller and Duane L. Femrite were automatically renewed on January 1, 1997, for an additional year.

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

         COMPENSATION OF DIRECTORS

         Outside Directors are to receive fees of $300 per month and $500 per meeting attended. In 1994 the Board established a Nominating Committee, which Committee is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $50 for each meeting attended when such committee meetings are held on a day which the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 1996.

         Non-employee directors of Alger receive directors' fees for serving as directors and for meetings attended. Certain directors of the Company are also directors of Alger.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of December 31, 1996, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.

                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                 Amount and Percentage of
                                                                                   Beneficial Ownership
                                                                                ----------------------------
           Title                Name and Address of                            Number of          Percent of
         of Class                Beneficial Owner                               Shares               Class
------------------------------------------------------------------------------------------------------------

         Common            Gregory J. Edwards                                     11,000               .7%
         Stock             3109 Rolling Stone Road
                           Oklahoma City, Oklahoma  73120

         Common            Duane L. Femrite                                      189,544             12.9%
         Stock             921 E. California Ave.
                           Ontario, California 91761

         Common            William H. Harris, Jr.  (2)                            51,050              3.5%
         Stock             302 Las Palmaritas
                           Phoenix, Arizona  85021

         Common            Richard A. Krause                                     256,983             17.5%
         Stock             921 E. California Ave.
                           Ontario, California 91761

         Common            Robert W. Miller  (1)                                 164,752             11.2%
         Stock             921 E. California Ave.
                           Ontario, California 91761


         Common            All Officers and Directors                            673,082             45.8%
         Stock             as a Group (5 persons)


---------------------------------------------
         (Footnotes on next page)

         All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

         Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 1996. There was 1,468,934 shares of Common Stock outstanding on December 31, 1996.

         None of the officers or directors of the Company has options to acquire any shares of Common Stock of the Company. Messrs. Femrite, Krause and Miller are the only persons known to the Company to beneficially own more than five percent (5%) of its Common Stock.

         The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

-----------------------------
         (Footnotes)


   (1) Does not include 24,000 shares of Common Stock owned by Mr. Miller's father as to which Mr. Miller disclaims beneficial ownership.

   (2) Includes 41,050 shares of Common Stock owned by The Harris Family Irrevocable Trust.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS AND INVESTMENTS IN CORE SOFTWARE TECHNOLOGY

         The Company is currently the single largest shareholder of Core Software Technology, a California corporation ("Core"), owning 3,132,570 shares of the issued and outstanding common stock of Core, representing approximately 27.8% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). As a condition to a closing of a private placement of the common stock of Core for gross proceeds to Core of $4,705,000 which closing occurred during April and May 1994 (the "Core Private Placement"), the original shareholders of Core agreed to deposit certain shares of the common stock of Core owned by them into escrow. Accordingly, an aggregate of 1,426,150 of the 3,132,570 shares of the common stock of Core owned by the Company are currently held in an escrow account. All of the escrowed shares will be released from escrow if Core meets a certain minimum pretax income requirement in 1997. Core failed to meet this minimum pretax income requirement in 1994, 1995 and 1996, and there can be no assurance that Core will meet this pretax income requirement in the future. If such minimum pretax income requirements are not reached by April 30, 1998, all shares held in the escrow account will be canceled and returned to Core and the Company shall have no further rights with respect to those shares.

         Core is the developer and marketer of an on-line geospatial (image, cartographic, & demographic) information indexing and distribution system and service, known as ImageNet. Core develops and distributes proprietary client-server and application software but primarily uses its software products as a delivery vehicle for ImageNet services. Through the global implementation of ImageNet, Core seeks to control the channel for distribution of geospatial information products worldwide. As a single source access vehicle for such information, the value and utility of ImageNet is a function of content.

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

         The Company has also provided a portion of the working capital requirements of Core during fiscal 1996, in the form of a series of loans to Core in the aggregate principal amount of $149,739. The Company accounts for its investment in Core using the equity method of accounting which requires the Company to record its share of Core's earnings or losses.

During fiscal 1996, the Company reduced the loans to zero because of losses incurred by Core.

         Robert W. Miller, the Chairman of the Board of the Company, has served on the Board of Directors of Core since its formation and on the Board of Directors of Image Data Corporation ("IDC"), Core's predecessor, since 1988. Until July 1992 Mr. Miller was the Chief Operating Officer of IDC. Mr. Miller is currently serving as Chief Executive Officer of IDC. Duane L. Femrite, the President and Chief Executive Officer of the Company, served on the Board of Directors of Core from November 1993 to March 1995. Mr. Miller as a director of Core, and Mr. Femrite during his tenure, were entitled to receive $500 per month and $1000 per board meeting attended and each committee meeting not held in conjunction with a board meeting. In addition, they were to be reimbursed for all business related expenses associated with their duties as a director of Core. During 1995 and 1996, all director fees payable to Mr. Miller and Mr. Femrite from Core was deferred.

         Mr. Miller has entered into a consulting agreement with Core, effective January 1, 1995, wherein Mr. Miller has agreed to provide services to Core relating to financial, investor, capital raising and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. In exchange for Mr. Miller's services, Core has agreed to pay Mr. Miller a fixed fee of $50,000 for the calendar year 1995 and $5,000 per month commencing January 1, 1996. Mr. Miller has assigned the right to receive said fees to R & D Financial a California general partnership of which Messrs. Miller and Femrite are the general partners. None of the foregoing amounts has been paid. All amounts due pursuant to the consulting agreement will be paid, if at all, only from proceeds raised in any major refinancing of Core or profits, if any, generated in connection with Core's future business operations.

         Mr. Miller was to have received $4,000 per month from IDC with respect to his services rendered to IDC in accordance with IDC's confirmed Plan of Reorganization, commencing in April 1993, but has received no compensation to date. Such compensation may be paid to Mr. Miller in the future.

         Mr. Femrite and Mr. Miller have a beneficial ownership interest in 242,986 shares of the common stock of Core owned by R&D. In addition, R&D holds stock options entitling it to purchase an additional 122,000 shares of Core common stock at a price of $1 per share. Mr. Miller has a beneficial ownership interest in 23,929 additional shares of the common stock of Core as well as options to purchase 46,887 shares of the common stock of Core at $1 per share.

         The Internal Revenue Service ("IRS") has served Mr. Miller personally with a Notice of Levy with respect to approximately $400,000 in taxes and penalties purportedly owed by IDC. In connection therewith, the IRS has collected approximately $36,000 from Mr. Miller and currently collects $500 per month from Mr. Miller. Mr. Miller has advised the Company that he disputes the IRS levy and responsibility for payment of IDC's taxes. In connection with Core's previous acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including, without limitation, taxes and penalties owed by IDC to the IRS. Mr. Miller is seeking indemnification against Core arising out of the IRS Notice of Levy against Mr. Miller for taxes and penalties purportedly owed to the IRS by IDC.

         On September 7, 1995, the Company made a loan to Mr. Miller in the principal amount of $25,000. During 1996 the loan was increased to $40,000. The loan bears interest at the rate of 10% per annum and is secured by 25,000 shares of the common stock of Registrant. The loan is due and payable, together with accrued interest thereon in March 1997.


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

                               ATHANOR GROUP, INC.




Date        1/24/97                          By                   /s/
    ----------------------------------       ----------------------------------
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


                           /s/                                      1/24/97
------------------------------------------------------             --------
Gregory J. Edwards, Director                                         Date


                           /s/                                      1/24/97
------------------------------------------------------             --------
Duane L. Femrite, President, Chief Executive Officer,                Date
     Chief Financial Officer and Director




                           /s/                                      1/24/97
------------------------------------------------------             --------
William H. Harris, Jr., Director                                     Date



                           /s/                                      1/24/97
------------------------------------------------------             --------
Richard A. Krause, Vice President and Director                       Date



                           /s/                                      1/24/97
------------------------------------------------------             --------
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

     10.15 Third Amendment to Loan and Security Agreement dated July 13, 1994, by and between Sanwa Business Credit Corporation and Alger.

     10.16 Loan and Security Agreement (Equipment) dated June 2, 1994, by and between Alger and Phoenixcor, Inc.

     10.17 Secured Promissory Note and Pledge Agreement dated September 7, 1995 by and between Athanor Group, Inc. and Robert W. Miller. Filed Herewith.

     10.18 Standard Industrial Lease - Gross. Manufacturing property located in Glendale, Arizona, between Alger and Kachina Industrial Properties, filed January 29, 1997

     10.19 Fifth amendment to Loan and Security Agreement dated July 10, 1996, by and between Sanwa Business Credit and Alger.

     10.20 Secured Promissory Note dated September 9, 1996, by and between Athanor Group, Inc. and Robert W. Miller.

     16.1 Letter from Grant Thornton to the Commission dated August 15, 1991. Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

     22.0         Subsidiaries of the Company.