Form 10QSB
period 1997-01-31
ATHANOR GROUP INC
filed 1997-03-13
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED    January 31, 1997          Commission File Number 2-63481
                 ---------------------------------------------------------------


                               Athanor Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

           California                                     95-2026100
------------------------------------          ----------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
incorporation of organization)

              921 East California Avenue, Ontario, California 91761
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code         (909) 467-1205
                                                  ------------------------------

Former name, former address and former fiscal year, if changed since last report.

--------------------------------------------------------------------------------


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,468,934 shares as of January 31, 1997.

                         PART I - FINANCIAL INFORMATION



Item 1.      Financial Statements



                               ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                     January 31, 1997 and October 31, 1996
                                  (Thousands)





                                     ASSETS
                                     ------


                                                                1997       1996
                                                              -------    -------


Current Assets:
     Cash                                                     $   24      $  115
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $12,000
       and $12,000                                             2,188       2,471

     Notes Receivable:
       Net of Allowance of $534,062                               40          40

     Inventories:
       Raw Materials                                             796         872
       Work in Progress                                          518         506
       Finished Goods                                          2,085       1,797
                                                              -------    -------
                                                               3,399       3,175

     Prepaid Expenses                                             80          35
     Deferred Income Tax Asset                                   261         261
                                                              -------    -------
           Total Current Assets                                5,992       6,097


Property, Plant and Equipment, at Cost                         4,949       4,815
      Less Accumulated Depreciation and
        Amortization                                           3,710       3,637
                                                              -------    -------
             Net Property, Plant and Equipment                 1,239       1,178

Other Assets                                                     164          90
                                                              -------    -------

                                                              $7,395      $7,365
                                                              =======    =======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                     January 31, 1997 and October 31, 1996
                                  (Thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                             1997         1996
                                                             ----         ----
Current Liabilities:

      Notes Payable                                          $1,232       $  940
      Current Portion of Long-Term Debt                         420          420
      Accounts Payable                                        1,494        1,444
      Accrued Expenses                                          611          902
                                                             ------       ------

          Total Current Liabilities                          $3,757       $3,706


Long-Term Debt, Less Current Portion                          1,010        1,095


Noncurrent Deferred Income Tax Liability                         67           67

Stockholders' Equity:

      Common Stock                                               15           15
      Additional Paid-In Capital                              1,447        1,447
      Retained Earnings                                       1,099        1,035
                                                             ------       ------

          Total Stockholders' Equity                          2,561        2,497
                                                             ------       ------


                                                             $7,395       $7,365
                                                             ======       ======


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                         Three Months Ended January 31,
                                  (Thousands)






                                                             1997         1996
                                                             ----         ----
Net Sales                                                  $ 5,125      $ 6,075

Cost of Sales                                                4,293        5,053
                                                           -------       ------

          Gross Profit                                         832        1,022

Selling, General & Administrative                              624          599
                                                           -------       ------

          Operating Profit                                     208          423


Other Income (Expense)
     Interest Expense                                          (68)         (74)
     Equity in Loss of Unconsolidated Investee                 (33)         (50)
     Miscellaneous - Net                                        12           21
                                                           -------       ------

          Earnings Before Income Taxes                         119          320

Income Tax Expense                                              49          131
                                                           -------      -------

          NET EARNINGS                                     $    70      $   189
                                                           =======      =======



        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Operations - Continued
                                  (Unaudited)
                         Three Months Ended January 31,
                                  (Thousands)



                                                              1997        1996
                                                              ----        ----
Earnings Per Common Shares:

          Primary and Fully Diluted                        $   0.05    $   0.12
                                                           --------    --------

                              NET EARNINGS                 $   0.05    $   0.12
                                                           ========    ========




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.



                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                      Three Months Ended January 31, 1997
                                  (Thousands)

                                    Common Stock
                                  (25,000,000 Shares   Additional
                                      Authorized)       Paid-In      Retained
                                   Shares   Par Value   Capital      Earnings    Total
                                   ------   ---------   -------      --------    -----
Balance at
   October 31, 1996                 1,471      $  15   $ 1,447      $  1,035   $  2,497

Retirement Common Stock                (2)                                (6)        (6)

Net Earnings for
   Three Months Ended
   January 31, 1997                                                       70         70
                                    -----      -----   -------      --------   --------

                                    1,469      $  15   $ 1,447      $  1,099   $  2,561
                                    =====      =====   =======      ========   ========




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                         Three Months Ended January 31,
                                  (Thousands)


                                                                      1997     1996
                                                                      ----     ----
Cash Flows From Operating Activities
     Net Earnings                                                     $  70    $ 189
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee                 33       50
               Provision for Deferred Income Taxes                        0        0
               Depreciation and Amortization                             73       81
               Amortization of Deferred Gain on Sale and Leaseback        0      (10)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                      283     (574)
               Inventories                                             (224)    (144)
               Prepaid Expenses                                         (45)      46
               Other                                                    (74)      37
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                          50      419
               Accrued Liabilities                                     (291)      (1)
                                                                      -----    -----

     Net Cash Provided (Used) by Operating Activities                  (125)      93
                                                                      -----    -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                (134)    (184)
     Investment / Advances In Unconsolidate Investee                    (33)     (50)
     Short Term Loan                                                      0        0
                                                                      -----    -----
     Net Cash Used in Investing Activities                             (167)    (234)
                                                                      -----    -----

 Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                207      130
     Repurchase of stock                                                 (6)      --
     Net Proceeds Long Term Debt                                          0       54
                                                                      -----    -----

     Net Cash Provided (Used) in Financing Activities                   201      184
                                                                      -----    -----

     Net increase (Decrease) in Cash                                    (91)      43

Cash at Beginning of Year                                               115       62
                                                                      -----    -----

Cash at End of Period                                                 $  24    $ 105
                                                                      =====    =====


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               Consolidated Statements of Cash Flows - Continued
                                  (Unaudited)
                         Three Months Ended January 31,
                                  (Thousands)




                                                     1996   1996
                                                     ----   ----

Supplemental Disclosures of Cash Flow Information:

          Interest Paid                              $ 68   $ 74
                                                     ----   ----


          Income Taxes Paid                          $101   $  0
                                                     ====   ====




Supplemental Schedule of Noncash Investing and
   Financing Activities:


January 31, 1997
----------------

          None


January 31, 1996
----------------

          None




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                            January 31, 1997 and 1996




Note 1
------

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year: 1,468,934 shares in 1997 and 1,471,354 shares in 1996.


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


Note 5
------

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or

-----------------------------------------------------


losses. During 1996, the Company invested an additional $149,739 in Core, which was subsequently reduced to zero as of October 1996 because of losses incurred by Core. During fiscal 1997, the Company has invested an additional $33,326 in Core which has been written off due to expected losses at Core during the same period. At January 31, 1997 and 1996 the Company owned approximately 27.8% and 21.5% respectively of the issued and outstanding common stock of Core.

Summarized unaudited financial statements for Core for the year ended December 31, 1996 are as follows:

                         Assets                 $   271,000
                         Liabilities            $ 6,076,000
                         Deficit Equity         $(5,805,000)
                         Sales                  $   427,000
                         Expenses               $ 2,889,000
                         Loss                   $(2,462,000)


Note 6
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of January 31, 1997, the Company's unpaid balance is $120,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at January 1997 of $2,235,000 has declined slightly when compared to $2,391,00 at October 1996. The reduction is primarily associated with a decline in sales for the first quarter combined with the cost associated with building out the Company's new Arizona facility.

The Company expended $134,000 on new equipment and leasehold improvements during the first quarter of 1997 and has made deposits of $40,000 for the purchase of $384,000 of additional equipment for delivery in mid-1997. The Company has recently obtained financing for the equipment purchase which will be financed through a five year equipment lease. The Company anticipates additional equipment purchases and leasehold improvements during 1997 of $600,000 to $700,000. The Company's current equipment line of credit of $300,000 is not expected to be adequate to fund all of the additional equipment purchases. However, the Company does not anticipate any difficulty in obtaining the required financing.

The Company's credit agreement provides for a total line of credit of $3,500,000, of which $2,200,000 is for working capital, $900,000 long term machinery and equipment loan, and $400,000 line for the acquisition of additional equipment. At January 1997, the Company had approximately $893,000 available under the working capital line and $300,000 available under the equipment line as compared to $1,260,000 and $300,000 , respectively, at October 1996 and $693,000 and $400,000, respectively, at January 1996. The Company believes the lines of credit are adequate to fund the working capital requirements, other than the Company's major capital expenditures noted above, during the balance of 1997. The Company has projected a large capital expenditure program for 1997 which requires certain amendments to its credit agreement. The Company has recently obtained approval from its lender for the required amendments to the Company's credit agreement. These amendments will allow the Company to implement its capital expenditure program, including obtaining the necessary additional equipment financing from other sources as required. The Company's credit agreement terminates in August 1997 unless extended in writing by the lender. The company has no reason to believe that the line of credit will not be extended by the lender.



RESULTS OF OPERATIONS
---------------------

Sales for the first quarter of 1997 showed a 16% reduction over the same period in 1996. The decline in sales for the quarter is not considered an indication of a slowing of demand for the Company's services, but due to a longer than normal shutdown during the holidays and timing of shipments. This is evidenced by the increase in inventory and backlog at January 1997. The Company's backlog of $6,866,000 at January 1997 continues to show a strong demand for our services, as compared to $6,184,000 at October 1996 and $5,931,000 at January 1996. With a healthy backlog, the Company anticipates the second quarter's sales to be more reflective of the current business climate.

Operating profits of $208,000 for the quarter ended January 1997, as compared to $423,000 for January 1996, directly reflect the Company's slower sales activity for the first quarter. In addition, the Company had additional non capital costs associated with the building-out and move into the new Arizona facility. It is anticipated that additional costs will be absorbed during 1997 in bringing the new facility into acceptable operating condition. While the exact additional cost is not known, it is not expected to exceed $50,000.




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




                                          ATHANOR GROUP, INC.


Date       March 11, 1997                 By  /s/ Duane L. Femrite
     --------------------------            -------------------------------
                                           Duane L. Femrite
                                           President, Chief Executive Officer,
                                           Chief Operating Officer,
                                           Chief Financial Officer, and Director