Form 10QSB
period 1997-04-30
ATHANOR GROUP INC
filed 1997-06-19
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   April 30, 1997  Commission File Number 2-63481
                    ------------------------------------------------------------


                              Athanor Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

          California                                      95-2026100
-------------------------------                ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
incorporation of organization)

               921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrants telephone number, including area code          (909) 467-1205
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



          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report:
1,468,934 shares as of April 30, 1997.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      APRIL 30, 1997 AND OCTOBER 31, 1996
                                  (THOUSANDS)


                                    ASSETS
                                    ------

                                                                    1997      1996
                                                                   ------    ------
Current Assets:
  Cash                                                             $  151    $  115
  Trade Receivables, Less Allowance
   for Doubtful Accounts of $13,000
   and $12,000                                                      2,916     2,471

  Notes Receivable:
   Net of Allowance of $534,062                                        40        40

  Inventories:
   Raw Materials                                                      902       872
   Work in Progress                                                   603       506
   Finished Goods                                                   2,308     1,797
                                                                   ------    ------
                                                                    3,813     3,175

  Prepaid Expenses                                                     17        35
  Deferred Income Tax Asset                                           261       261
                                                                   ------    ------
       Total Current Assets                                         7,198     6,097


Property, Plant and Equipment, at Cost                              5,414     4,815
  Less Accumulated Depreciation and
    Amortization                                                    3,769     3,637
                                                                   ------    ------
       Net Property, Plant and Equipment                            1,645     1,178

Other Assets                                                          188        90
                                                                   ------    ------
                                                                   $9,031    $7,365
                                                                   ======    ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      APRIL 30, 1997 AND OCTOBER 31, 1996
                                  (THOUSANDS)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                    1997      1996
                                                                   ------    ------
Current Liabilities:
  Notes Payable                                                    $1,217    $  940
  Current Portion of Long-Term Debt                                   510       420
  Accounts Payable                                                  2,304     1,444
  Accrued Expenses                                                  1,080       902
                                                                   ------    ------
     Total Current Liabilities                                     $5,111    $3,706


Long-Term Debt, Less Current Portion                                1,153     1,095

Deferred Gain on Sale-Leaseback                                         0         -
Noncurrent Deferred Income Tax Liability                               67        67

Stockholders' Equity:
  Common Stock                                                         15        15
  Additional Paid-In Capital                                        1,447     1,447
  Retained Earnings                                                 1,238     1,035
                                                                   ------    ------
     Total Stockholders' Equity                                     2,700     2,497
                                                                   ------    ------
                                                                   $9,031    $7,365
                                                                   ======    ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                     1997      1996
                                                                   -------   -------
Net Sales                                                          $11,500    $11,883

Cost of Sales                                                        9,756      9,929
                                                                   -------    -------
     Gross Profit                                                    1,744      1,954

Selling, General & Administrative                                    1,304      1,207
                                                                   -------    -------
     Operating Profit                                                  440        747


Other Income (Expense)
  Interest Expense                                                    (147)      (144)
  Equity in Loss of Unconsolidated Investee                             45        (84)
  Miscellaneous - Net                                                   17         41
                                                                   -------    -------
     Earnings Before Income Taxes                                      355        560

Income Tax Expense                                                     146        229
                                                                   -------    -------

     NET EARNINGS                                                  $   209    $   331
                                                                   =======    =======


Earnings Per Common Shares:
     Primary and Fully Diluted                                     $  0.14    $  0.22
                                                                   -------    -------
          NET EARNINGS                                             $  0.14    $  0.22
                                                                   =======    =======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                         THREE MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                    1997      1996
                                                                   ------    ------
Net Sales                                                          $6,375    $5,808

Cost of Sales                                                       5,463     4,876
                                                                   ------    ------
     Gross Profit                                                     912       932

Selling, General & Administrative                                     680       608
                                                                   ------    ------
     Operating Profit                                                 232       324


Other Income (Expense)
  Interest Expense                                                    (79)      (70)
  Equity in Loss of Unconsolidated Investee                            78       (34)
  Miscellaneous - Net                                                   5        20
                                                                   ------    ------
     Earnings Before Income Taxes                                     236       240

Income Tax Expense                                                     97        98
                                                                   ------    ------
     NET EARNINGS                                                  $  139    $  142
                                                                   ======    ======

Earnings Per Common Shares:
     Primary and Fully Diluted                                     $ 0.09    $ 0.10
                                                                   ------    ------
          NET EARNINGS                                             $ 0.09    $ 0.10
                                                                   ======    ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                        SIX MONTHS ENDED APRIL 30, 1997
                                  (THOUSANDS)

                                Common Stock
                             (25,000,000 Shares                        Additional
                                Authorized)                             Paid-In          Retained
                                   Shares              Par Value        Capital          Earnings        Total
                             ------------------        ---------       ----------        --------        ------
Balance at
 October 31, 1996                  1,471                  $ 15           $1,447           $1,035         $2,497

Retirement Common Stock               (2)                                                     (6)            (6)

Net Earnings for
 Six Months Ended
 April 30, 1997                                                                              209            209
                                   -----                  ----           ------           ------         ------
                                   1,469                  $ 15           $1,447           $1,238         $2,700
                                   =====                  ====           ======           ======         ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                    1997      1996
                                                                   -----    ------
Cash Flows From Operating Activities
  Net Earnings                                                     $ 209     $ 331
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided (Used) by Operating Activities:
         Equity in Loss of Unconsolidated Investee                   (45)       84
         Provision for Deferred Income Taxes                           -         -
         Depreciation and Amortization                               132       154
         Amortization of Deferred Gain on Sale and Leaseback           0       (20)
  (Increase) Decrease in Operating Assets:
         Accounts Receivable                                        (445)     (215)
         Inventories                                                (638)     (168)
         Prepaid Expenses                                             18        72
         Other                                                       (98)      (16)
  Increase (Decrease) in Operating Liabilities:
         Accounts Payable                                            860       203
         Accrued Liabilities                                         178        73
                                                                   -----     -----
  Net Cash Provided (Used) by Operating Activities                   171       498
                                                                   -----     -----

Cash Flows from Investing Activities:
  Purchase of Property and Equipment                                (599)     (195)
  Investment / Advances In Unconsolidated Investee                    45       (84)
  Short Term Loan                                                      0         0
  Investment - Common Stock                                            0         0
                                                                   -----     -----
  Net Cash Used in Investing Activities                             (554)     (279)
                                                                   -----     -----

Cash Flows from Financing Activities:
  Net Borrowings Under Line of Credit                                277      (171)
  Repurchase of stock                                                 (6)        -
  Net Proceeds Long Term Debt                                        148       (63)
                                                                   -----     -----
  Net Cash Provided (Used) in Financing Activities                   419      (234)
                                                                   -----     -----
  Net increase (Decrease) in Cash                                     36       (15)

Cash at Beginning of Year                                            115        62
                                                                   -----     -----
Cash at End of Period                                              $ 151     $  47
                                                                   =====     =====




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                    1997    1996
                                                                    ----    ----
Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                                  $147    $144
                                                                    ====    ====
     Income Taxes Paid                                              $161    $  0
                                                                    ====    ====


Supplemental Schedule of Noncash Investing and
 Financing Activities:

April 30, 1997
--------------

    The Company purchased $400,000 of machinery and equipment under a capital lease obligations.

April 30, 1996
--------------

    The Company purchased $207,000 of machinery and equipment under a capital lease obligation.




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                            April 30, 1997 and 1996



Note 1
------

Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year: 1,468,934 shares in 1997 and 1,471,354 shares in 1996.


Note 2
------

In managements opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.


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

-----------------------------------------------------


losses. During 1996, the Company invested an additional $149,739 in Core, which was subsequently reduced to zero as of October 1996 because of losses incurred by Core. During the first quarter of fiscal 1997, the Company invested an additional $34,000 in Core which was written off due to expected losses at Core during the same period. During the second quarter of fiscal 1997 the Company recovered $78,000 of investment in Core which had previously been written off. At April 30, 1997 and 1996 the Company owned approximately 27.8% and 21.5% respectively of the issued and outstanding common stock of Core.

Summarized unaudited financial statements for Core for the three months ended March 31, 1997 are as follows:

       Assets                 $ 1,807,000
       Liabilities            $ 7,812,000
       Deficit Equity         $(6,005,000)
       Sales                  $    76,000
       Expenses               $ 1,260,000
       Loss                   $(1,184,000)

Note 6
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of April 30, 1997, the Company's unpaid balance is $80,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at April 1997 of $2,087,000 has declined slightly when compared to $2,391,00 at October 1996. The reduction is primarily associated with a decline in sales for the first quarter combined with the cost associated with building out the Company's new Arizona facility and the funds expended for new equipment. As sales for the second quarter have improved, the Arizona facility is completed, and the majority of equipment has been either purchased or ordered, working capital should stabilize the balance of the fiscal year.

The Company expended $599,000 on new equipment and leasehold improvements during the first six months of 1997 and has made deposits of $40,000 for the purchase of $384,000 of additional equipment for delivery in mid-1997. The Company financed $400,000 of the new equipment through five-year capital leases and has obtained financing for the additional equipment purchase, which will be financed through a five-year equipment lease. The Company anticipates additional equipment purchases and leasehold improvements during 1997 of $200,000 to $300,000. The Company's current equipment line of credit of $300,000 is expected to be adequate to fund all of the additional equipment purchases

The Company's credit agreement provides for a total line of credit of $3,500,000, of which $2,200,000 is for working capital, $900,000 long term machinery and equipment loan, and $400,000 line for the acquisition of additional equipment. At April 1997, the Company had approximately $983,000 available under the working capital line and $300,000 available under the equipment line as compared to $1,260,000 and $300,000, respectively, at October 1996 and $994,000 and $300,000, respectively, at April 1996. The Company believes the lines of credit are adequate to fund the working capital requirements, other than the Company's major capital expenditures noted above, during the balance of 1997. The Company has projected a large capital expenditure program for 1997 that requires certain amendments to its credit agreement. The Company has recently obtained approval from its lender for the required amendments to the Company's credit agreement. These amendments will allow the Company to implement its capital expenditure program, including obtaining the necessary additional equipment financing from other sources as required. The Company's credit agreement terminates in August 1997 unless extended in writing by the lender. The company has no reason to believe that the lender will not extend the line of credit.


RESULTS OF OPERATIONS
---------------------

Sales for the first six months of fiscal 1997 are 3% lower than 1996. However, sales for the three months ended April 1997 improved over the first quarter and show a 10% increase over the same period in 1996. While the first quarter sales for 1997 were lower than anticipated, the second quarter is more reflective of the current business climate and demand for the Company's services. The Company's backlog of $6,397,000 remains very strong, as compared to $6,184,000 at October 1996 and $5,823,000 at April 1996. As demand remains strong, the Company anticipates sales for the balance of 1997 to be similar to the second quarter.

The Company's operating profits for the six months and three months ended April 1997 of $440,000 and $232,000 respectively, reflect decreases of 41% and 28% when compared to 1996. Slower sales activity in the first quarter, along with non-capital costs associated with the building-out of the new Arizona facility, were a major cause of the lower than expected earnings. Also, as the Company has staged itself for continued growth, with the addition of manufacturing facilities, it has added engineering, quality, and administrative personnel.
The added overhead is the cost of building an infrastructure capable of meeting the Company's planned growth requirements as well as the ever-increasing demands of todays customers. The Company does not anticipate that the additional overhead will have a long-term effect on earnings, assuming the planned growth continues.

                          PART II - OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

          (a) The annual meeting of registrant was held April 11, 1997

          (b) At the annual meeting, the following individuals were elected to the Board of Directors:

                         Gregory J. Edwards
                         Duane L. Femrite
                         William H. Harris, Jr.
                         Richard A. Krause
                         Robert W. Miller

          (c)  Approval of 1997 Stock Option Plan:

          For                    850,585
          Against                 92,732
          Abstain                  4,966
          Brk. Non-votes          98,635

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


                                   ATHANOR GROUP, INC.



Date   June 17, 1997               By  /s/ Duane L. Femrite
       -------------                   --------------------
                                       Duane L. Femrite
                                       President, Chief Executive Officer,
                                       Chief Operating Officer,
                                       Chief Financial Officer, and Director