Form 10QSB
period 1997-07-31
ATHANOR GROUP INC
filed 1997-09-15
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED        July 31, 1997      Commission File Number 2-63481
                 ---------------------------------------------------------------

                               Athanor Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

        California                                     95-2026100
--------------------------------------       -----------------------------------
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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,467,934 shares as of July 31, 1997.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               ATHANOR GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                       July 31, 1997 and October 31, 1996
                                   (Thousands)



                                     ASSETS
                                     ------



                                                                1997       1996
                                                                ----       ----
Current Assets:
     Cash                                                     $  197      $  115
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $13,000
       and $12,000                                             2,932       2,471

     Notes Receivable:
       Net of Allowance of $534,062                               40          40

     Inventories:
       Raw Materials                                           1,002         872
       Work in Progress                                          632         506
       Finished Goods                                          2,131       1,797
                                                              ------      ------
                                                               3,765       3,175

     Prepaid Expenses                                             27          35
     Deferred Income Tax Asset                                   172         261
                                                              ------      ------
          Total Current Assets                                 7,133       6,097


Property, Plant and Equipment, at Cost                         5,863       4,815
     Less Accumulated Depreciation and
        Amortization                                           3,873       3,637
                                                              ------      ------
            Net Property, Plant and Equipment                  1,990       1,178

Other Assets                                                     153          90
                                                              ------      ------

                                                              $9,276      $7,365
                                                              ======      ======




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                       July 31, 1997 and October 31, 1996
                                   (Thousands)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------




                                                             1997         1996
                                                             ----         ----
Current Liabilities:

     Notes Payable                                           $1,431       $  940
     Current Portion of Long-Term Debt                          595          420
     Accounts Payable                                         1,862        1,444
     Accrued Expenses                                           936          902
                                                             ------


          Total Current Liabilities                          $4,824       $3,706
                                                                          ------

Long-Term Debt, Less Current Portion                          1,311        1,095


Noncurrent Deferred Income Tax Liability                         67           67

Stockholders' Equity:

     Common Stock                                                15           15
     Additional Paid-In Capital                               1,447        1,447
     Retained Earnings                                        1,612        1,035
                                                             ------       ------

          Total Stockholders' Equity                          3,074        2,482
                                                             ------       ------


                                                             $9,276        7,350
                                                             ======       ======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                           Nine Months Ended July 31,
                                   (Thousands)






                                                               1997        1996
                                                               ----        ----
Net Sales                                                   $ 18,575    $ 17,823

Cost of Sales                                                 15,588      14,906
                                                            --------    --------

          Gross Profit                                         2,987       2,917

Selling, General & Administrative                              2,014       1,838
                                                            --------    --------

          Operating Profit                                       973       1,079


Other Income (Expense)
     Interest Expense                                           (231)       (216)
     Equity in (Loss) Recovery of Unconsolidated Investee        225        (131)
     Miscellaneous - Net                                          19          52
                                                            --------    --------

          Earnings Before Income Taxes                           986         784

Income Tax Expense                                               401         322
                                                            --------    --------

          NET EARNINGS                                      $    585    $    462
                                                            ========    ========




Earnings Per Common Shares:

          Primary and Fully Diluted                         $   0.40    $   0.31
                                                            --------    --------

                              NET EARNINGS                  $   0.40    $   0.31
                                                            ========    ========




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                           Three Months Ended July 31,
                                   (Thousands)






                                                            1997         1996
                                                            ----         ----
Net Sales                                                   $ 7,075    $ 5,940

Cost of Sales                                                 5,832      4,977
                                                            -------    -------

          Gross Profit                                        1,243        963

Selling, General & Administrative                               710        631
                                                            -------    -------

          Operating Profit                                      533        332


Other Income (Expense)
     Interest Expense                                           (84)       (72)
     Equity in (Loss) Recovery of Unconsolidated Investee       180        (47)
     Miscellaneous - Net                                          2         11
                                                            -------    -------


          Earnings Before Income Taxes                          631        224

Income Tax Expense                                              255         93
                                                            -------    -------

          NET EARNINGS                                      $   376    $   131
                                                            =======    =======




Earnings Per Common Shares:

          Primary and Fully Diluted                         $  0.26    $  0.09
                                                            -------    -------

                              NET EARNINGS                  $  0.26    $  0.09
                                                            =======    =======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                         Nine Months Ended July 31, 1997
                                   (Thousands)




                                    Common Stock
                                 (25,000,000 Shares  Additional
                                     Authorized)      Paid-In    Retained
                             Shares   Par Value       Capital   Earnings   Total
                             ------   ---------       -------   --------   -----
Balance at
   October 31, 1996         1,471    $    15         $ 1,447    $ 1,035   $ 2,497

Retirement Common Stock        (3)                                   (8)       (8)

Net Earnings for
   Nine Months Ended
   July 31, 1997                                                    585       585
                          -------    -------         -------    -------   -------
                            1,468    $    15         $ 1,447    $ 1,612   $ 3,074
                          =======    =======         =======    =======   =======




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                           Nine Months Ended July 31,
                                   (Thousands)


                                                                     1997        1996
                                                                     ----        ----
Cash Flows From Operating Activities
     Net Earnings                                                    $   585    $   462
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee                (180)       131
               Provision for Deferred Income Taxes                        89       --
               Depreciation and Amortization                             236        227
               Amortization of Deferred Gain on Sale and Leaseback         0        (31)
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                      (461)      (370)
               Inventories                                              (590)      (202)
               Prepaid Expenses                                            8         76
               Other                                                     (63)         3
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                          418        141
               Accrued Liabilities                                        34        126
                                                                     -------    -------

     Net Cash Provided (Used) by Operating Activities                     76        563
                                                                     -------    -------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                               (1,048)      (330)
     Investment / Advances In Unconsolidated Investee                    180       (131)
     Short Term Loan                                                       0          0
     Investment - Common Stock                                             0          0
                                                                     -------    -------
     Net Cash Used in Investing Activities                              (868)      (461)
                                                                     -------    -------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                                 491       (129)
     Repurchase of stock                                                  (8)      --
     Net Proceeds Long Term Debt                                         391        260
                                                                     -------    -------

     Net Cash Provided (Used) in Financing Activities                    874        131
                                                                     -------    -------

     Net increase (Decrease) in Cash                                      82        233

Cash at Beginning of Year                                                115         62
                                                                     -------    -------

Cash at End of Period                                                $   197    $   295
                                                                     =======    =======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)
                           Nine Months Ended July 31,
                                   (Thousands)



                                                                    1997    1996
                                                                    ----    ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                             $231    $216
                                                                    ====    ====


          Income Taxes Paid                                         $313    $ 25
                                                                    ====    ====






Supplemental Schedule of Noncash Investing and
   Financing Activities:


July 31, 1997
-------------

     The Company purchased $784,000 of machinery and equipment under capital lease obligations.

July 31, 1996
-------------

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


Notes to Consolidated Financial Statements, Continued
-----------------------------------------------------

Note 5
------

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting which requires the Company to record its shares of Core's earnings or losses. During 1996, the Company invested an additional $149,739 in Core, which was subsequently reduced to zero as of October 1996 because of losses incurred by Core. During the first quarter of fiscal 1997, the Company invested an additional $34,000 in Core which was written off due to expected losses at Core during the same period. During the second and third quarters of fiscal 1997 the Company recovered $258,000 of investment in Core which had previously been written off. At July 31, 1997 and 1996 the Company owned approximately 23.5% and 21.5% respectively of the issued and outstanding common stock of Core.

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



Note 6
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of July 31, 1997, the Company's unpaid balance is $80,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at July 1997 of $2,309,000 has improved from earlier in the year and is now similar to the $2,391,000 at October 1996. The continued improvement in sales over the last six months and the completion of the new Arizona facility in the first quarter of 1997 were the main factors in the stabilization and improvement of the Company's working capital. In addition, the Company completed its planned capital expenditure program during the third quarter of 1997 and does not anticipate any additional significant cash outlays for equipment during the balance of fiscal 1997.

The Company's credit agreement provides for a total line of credit of $3,500,000, of which $2,200,000 is for working capital, $900,000 long term machinery and equipment loan, and $400,000 line for the acquisition of additional equipment. At July 1997, the Company had approximately $769,000 available under the working capital line and $300,000 available under the equipment line as compared to $1,260,000 and $300,000, respectively, at October 1996 and $1,150,000 and $300,000, respectively, at July 1996. In August 1997 the Company completed an amendment to its credit agreement. The amended credit agreement provides for a total line of credit of $4,250,000, of which $2,600,000 is for working capital, $900,000 long term machinery and equipment, and $750,000 line for the acquisition of additional equipment.

The amended agreement terminates in August 1998. The Company believes the amended lines of credit are adequate to fund the working capital requirements for the next year.

The Company has expended $1,048,000 on new equipment and leasehold improvements during the first nine months of 1997. The Company financed $706,000 of the new equipment through five-year capital leases, with the balance coming from working capital. The Company does not anticipate any major equipment purchases or leasehold improvements during the balance of 1997. In the event there is a change in the Company's equipment requirements, the Company's current available equipment line of credit, under the amended credit agreement, of $750,000 is expected to be adequate to fund all of the additional equipment purchases.


RESULTS OF OPERATIONS
---------------------


Sales for the nine months ended July 1997 show a slight increase of 4% over the same period last year. However, sales for the three months ended July 1997 continued to improve from earlier in the year and show an increase of 19% over 1996. While sales for the last six months have exceeded the Company's projections, the current business climate has shown signs of softening. This is highlighted by the current fluctuations in the Company's backlog. The Company's unproduced backlog at July 1997 was $6,590,000 and $5,923,000 as of August 1997. This is compared to $6,184,000 at October 1996 and $6,158,000 at July 1996. It is always difficult to determine whether this is a short-term blip or a sign of the economy slowing down.

The Company's operating profits for the nine months and three months ended July 1997 of $973,000 and $533,000 respectively, reflect a decrease of 10% and an increase of 60% when compared to 1996. Slower sales in the first quarter, along with non-capital costs associated with the building-out of the new Arizona facility, are the major causes for the lower than expected earnings for the year. However, the last six months sales and operating profits have exceeded 1996. The additional overhead, associated with the new Arizona facility, that the Company absorbed early in fiscal 1997 is the cost of building an infrastructure capable of meeting the Company's growth plans and the increasing customer demands in today's business climate. While the Company's backlog has shown a recent decline, it is not expected to have an effect on the balance of fiscal 1997.


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




                                       ATHANOR GROUP, INC.






Date     September 15, 1997            By   /s/ Duane L. Femrite
     -------------------------            ------------------------
                                          Duane L. Femrite
                                          President, Chief Executive Officer,
                                          Chief Operating Officer,
                                          Chief Financial Officer, and Director