Form 10KSB40
period 1997-10-31
ATHANOR GROUP INC
filed 1998-01-29
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-KSB


    X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   ---
Act of 1934 for the fiscal year ended October 31, 1997, or

   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934.


Commission file number             2-63481
                                   -------

                              ATHANOR GROUP, INC.
                              -------------------
          (Name of small business issuer as specified in its charter)


        CALIFORNIA                                               95-2026100
        ----------                                               ----------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


            921 East California Avenue, Ontario, California  91761
            ------------------------------------------------------
           (Address of Principal Executive Offices)


The Company's telephone number, including area code  (909) 467-1205
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                 on which registered
     -------------------                 -------------------

           None                                 None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 Par Value
                    ----------------------------
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   [X]     No   [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

Issuer's revenues for its most recent fiscal year were $ 24,879,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997 amounted to $ 2,185,843.

The registrant had 1,467,854 shares of common stock outstanding as of December 31, 1997.

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS


       ATHANOR GROUP, INC. ("the Company") was incorporated under the laws of the State of California in 1958, under the name ALGERAN, INC.

BUSINESS DEVELOPMENT
--------------------

       SUBSIDIARY CORPORATIONS

       Since its inception in 1958, and since 1986 through its wholly-owned subsidiary, ALGER MANUFACTURING COMPANY, INC., a California corporation ("Alger"), the Company has been engaged in the manufacture of screw machine products (nonproprietary metal components) produced in large quantities to customer specifications.


       THE SCREW MACHINE PRODUCTS INDUSTRY IN GENERAL
       ----------------------------------------------

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

       Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. The Company is currently pursuing ISO 9002 Certification. The projected completion of the process and certification for this International Quality Standard is expected to be late 1998. The Company is currently using an outside consultant to assist in the design and implementation of the requirements to meet this quality standard.

       Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers allows the Company to remain a leader in its industry. In October 1997, the Company went on-line with a new fully integrated software system, which has the ability to purchase and schedule materials in conjunction with the manufacturing process. The company expended substantial resources and time in an effort to make sure the new system would meet all its current and anticipated future requirements. This new system will give the Company an effective tool to control in-house inventories and to provide on time deliveries to its customers.

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


       An additional benefit of the new manufacturing software system is the ability to generate backlog figures in various forms. In the past, the Company's system was designed to only generate unproduced backlog amounts. As of October 31, 1997, the Company's total backlog amounted to approximately $8,075,000 (compared to $4,957,000 of unproduced backlog) of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 1998. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery is changed. There is no assurance that the total backlog will result in completed sales. However, the company has not experienced significant cancellations in its recent past. The Company's unproduced backlog, as of October 31, for the past three years was as follows:
1996 -$6,184,000, 1995 - $6,134,000, 1994 - $4,419,000.

       MACHINERY

       Of central importance to the screw machine product manufacturer is the automatic screw machine. Most of the Company's machines are cam and gear operated, which is extremely efficient for "High Speed - High Volume Production". The Company, in essence, is in the business of selling machine time, the capabilities of its machines to produce parts and the skill of its personnel in preparing and operating its machines. The automatic screw machine is a very complex piece of machinery that requires highly skilled machinists to set up and operate. Because the Company specializes in high volume production, it must operate the fastest machines that will produce a part within the customers' specifications. The Company feels that the combination of its engineering capabilities, its experience and its well-maintained equipment, meet these requirements. All of the machinery utilized by the Company is in good working order and adequate for the current needs of the Company and its customers.

       During 1997 the Company has continued to expand its second operation equipment. This equipment will allow the Company to perform a larger percent of the secondary operations required on customers' products. In the past, many of these operations have been sent to outside job shops. The ability to perform these operations in-house will afford the

Company better control over its work-in-process inventory as well as better control over the high quality standards required in today's business climate.

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

       All of the metals purchased by the Company, for customer jobs, either become product or are reclaimed, to be used in another process. The reclamation of scrap material is very important in the manufacturing of screw machine products. The value received from the sale of scrap is an essential element in the pricing and profitability of each job. All reclaimed scrap is either sold back to the mills or sold to a scrap dealer. In the case of brass, the scrap is sold back to the supplying mill at a price established by the mill. Aluminum and stainless scrap is sold to various scrap dealers at a price established by the market demand. Both the cost of the material and the anticipated return on the sale of scrap are considered in preparing a quote for a particular job. The Company's principal suppliers are: Chase Brass and Copper Company, Cerro Metal Products, Bralco Metals, Joseph T. Ryerson and Son, Inc. and Carpenter Technology.

       The Company does not use, and has not used, solvents in the process for the cleaning of parts for many years. In 1987, the Company purchased its first soap and water parts cleaner. The evolution of soap and water parts cleaning has been slow in coming. The Company purchased its third generation soap and water parts cleaner in 1997. The new parts cleaner is a major improvement in getting product cleaner and adds a new dimension in the reclamation of cutting oils and the soap used in the cleaning process.

       EMPLOYEES

       The Company and its subsidiaries employed, on a full-time basis, one hundred and sixty-six (166) persons on October 31, 1997, of which eleven (11) were general and administrative, three (3) were in marketing and sales, and one hundred and fifty-two (152) were production personnel.

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

ENVIRONMENTAL

       During 1992, perchloroethylene contamination was found in the ground soil below the Alger manufacturing facility. The Company completed initial soil testing in 1992 and has subsequently done additional testing during 1993. The appropriate local agencies have been notified of the results of the Preliminary Environmental Site Investigations. The Company is currently awaiting a response and direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated. As of October 31, 1992, a provision of $200,000 was recorded to Other Income (Expense) for the estimated costs of this remediation. During 1993 the provision was increased by an additional $50,000, bringing the total provision to $250,000 as of October 31, 1993, 1994 and 1995. In 1996 the provision was increased by $15,262, a reimbursement of certain expenses by one of the Company's insurance carriers, to a total of $265,262 as of October 31, 1996 and 1997. It is anticipated that sometime in the near future a more comprehensive analysis will be completed and a plan of remediation will be approved. It is estimated that the costs associated with the remediation will be expended over a two to four year period. Although the matter has not been fully investigated, the Company believes that its insurance may recover a portion of the remediation cost; however, the Company has not recognized any potential recovery in its financial statements.

       SALES PRACTICES

       Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 1997, 1996, and 1995 was as follows:

                      Dollar Amount of Total Sales (000's)
                      ------------------------------------

                               1997       1996      1995
                               ----       ----      ----
      California              $ 6,483   $ 7,130   $ 5,389
      Other Western States      3,954     4,431     4,314
      All Others                9,713     7,458     6,047
      Scrap                     4,729     4,725     3,682
                              -------   -------   -------
                              $24,879   $23,744   $19,432
                              -------   -------   -------

                           Percentage of Total Sales
                           -------------------------


                               1997       1996      1995
                               ----       ----      ----
      California                26%        30%       28%
      Other Western States      16         19        22
      All Others                39         31        31
      Scrap                     19         20        19
                               ----       ----      ----
                               100%       100%      100%

          Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 1997, 1996, and 1995, foreign sales represented less than one-half of one per cent of total sales.

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

          The Company uses many methods to advertise its capabilities including sales brochures, directory advertising, and trade shows. The Company also uses a sales video, the latest vehicle for visual communication. The video has proven to be an excellent sales tool to communicate the Company's capabilities. A prospective customer, as well as existing customers, have the opportunity to see the inside workings of the Company's manufacturing facilities and to generate a sense of confidence in the Company's ability to produce a product to the customer's required specifications and quantities. During 1997, Alger Manufacturing established a home page on the World Wide Web. Alger capabilities can be viewed using http://www.alger1.com.

       CUSTOMERS

          The Company manufactures parts for a variety of customers. During 1997 there were no customers that accounted for 10% or more of the Company's consolidated revenue.

          During 1997, less than 1% of the Company's business was government related.


ITEM 2.   DESCRIPTION OF PROPERTY


       PROPERTIES

       The Company and its subsidiary, Alger, lease office and manufacturing space in Ontario, California, and in Glendale, Arizona. Alger leases three manufacturing facilities: 35,600 square feet and 17,000 square feet in Ontario on leases ending September 2002, and 15,700 square feet in Glendale, Arizona on a lease ending October 2001. The Company leases the above properties at rates ranging from $.28 triple net to $.38 gross per square foot. The Company believes that its manufacturing facilities are adequate for the current operations. The Company built office space at the Ontario facility to house its corporate office in 1996.

       In management's opinion, all of the Company's interests in its leased properties are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS

       Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is currently quoted on the OTC Bulletin Board system and can be located on The Bulletin Board using the symbol "ATHR". The following chart lists the stock price range from the Company's market makers, as published by the National Quotation Bureau. These over-the-counter market quotations reflect the inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                               Market Information
                               ------------------
                12/31/97   9/30/97   6/30/97   3/31/97
                --------   -------   -------   -------
       Ask       3 1/8      3 3/8     2 7/8     2 7/8
       Bid       2 1/4      2 5/8     2 3/8     2 3/16

                12/31/96   9/30/96   6/30/96   3/31/96
                --------   -------   -------   -------
       Ask       3          3 1/2     3 3/8     1 3/4
       Bid       1 7/8      2 1/8     2 3/4     1 3/8

                12/31/95   9/30/95   6/30/95   3/31/95
                --------   -------   -------   -------
       Ask       1 13/16     1 1/2     1 3/4     1 3/8
       Bid       1 3/8       1 5/16    1 5/16    1 1/4

       As of December 31, 1997, the approximate number of shareholders of record of common shares was 277.

       No dividends were declared during the fiscal year ended October 31, 1997, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The following table summarizes the changes in working capital for the fiscal years 1997, 1996, and 1995 (Thousands of Dollars).

                                    1997        1996        1995
                                    ----        ----        ----
          Current Assets           $6,640      $6,097      $5,352
          Current Liabilities      $4,373      $3,706      $3,686
          Working Capital          $2,267      $2,391      $1,846

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1996


     The Company's liquidity showed a small decrease between fiscal 1997 and 1996. However, accounts receivable and inventory increased by $500,000 or approximately 9% over 1996. In a year when sales only increased by approximately 5%, such large increases put a substantial burden on working capital. Such increases, especially in inventory, are the continuation of the increasing customer requirements in this very competitive business environment. It is the Company's opinion that the ability to meet these requirements sets it apart from many of its competitors. The Company funded the increases in current assets through its working capital line of credit as well as an increase in accounts payable.

     In July 1997 the Company completed an amendment to its credit agreement, extending the agreement to August 31, 1998. The amended credit agreement increased the Company's working capital line to $2,600,000. The Company's long-term equipment loan of $900,000 with a balance owing of $650,000 as of October 1997 remains intact. The net effect of the amended credit agreement was to increase available financing by approximately $400,000. In addition, the amended agreement increased a new equipment line to $750,000 (with a balance available of $650,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 85% of the purchase price of equipment. At October 31, 1997, the Company had approximately $1,235,000 available under the working capital line and $650,000 available under the new equipment line as compared to $1,260,000 and $300,000 respectively in 1996. The company believes that the amended agreement is adequate to fund the Company's working capital requirements during fiscal year 1998 and anticipated equipment purchases in fiscal year 1998.

     The Company purchased $1,214,000 of manufacturing and computer equipment as well as leasehold improvements during 1997. These purchases included a new parts washing system which cost $384,000. The new washing system was specially designed for Alger's unique requirements and is expected to alleviate a capacity problem the Company has been experiencing with the increase in sales over the last few years. The purchases also included approximately $225,000 of equipment and leasehold improvements for the new Glendale Arizona facility. The Company financed $744,000 of the equipment purchases through five-year leases, with the balance, approximately $470,000, coming from working capital. The company does not have plans for any major equipment purchases or facility expansion in 1998. The Company considers its equipment line of credit to be adequate to fund any equipment purchases in 1998.

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995

          The Company's working capital improved by approximately $545,000 during 1996. Approximately $300,000 of the increase was associated with a restructuring of the Company's long term debt under its credit agreement, with the balance coming from operations. The increase allowed the Company to finance the current growth in sales, as accounts receivable and inventory increased by $ 529,000.

          During 1996 the Company purchased $353,000 of manufacturing and computer equipment. Approximately $271,000 of the purchases was financed with two new leases, the balance coming from cash flow. The company had available $300,000 of its equipment line remaining for additional equipment purchases during 1997.

          In July 1996 the Company completed an amendment to its credit agreement, extending the agreement to August 13, 1997. The amended credit agreement increased the Company's working capital line to $2,200,000 and renewed the long-term equipment loan for $900,000 with a balance owing of $850,000 as of October 1996. The net effect of the amended credit agreement was to increase available financing by approximately $500,000. In addition, the amended agreement continued a new equipment line of $400,000 (with a balance available of $300,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 75% of the purchase price of equipment. At October 31, 1996, the Company had approximately $1,260,000 available under the working capital line and $300,000 available under the new equipment line as compared to $823,000 and $300,000 respectively in 1995.

RESULTS OF OPERATIONS
---------------------

          The following table summarizes the results of operations for the fiscal years 1997, 1996, and 1995 (Thousands of Dollars):

                              1997        1996        1995
                              ----        ----        ----
          Sales              $24,879    $23,744     $19,432
          Cost of Sales      $21,189    $19,911     $16,130
          Operating Profit   $   998    $ 1,178     $   869
          Net Earnings       $   483    $   529     $   264

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1996

          While sales for the fiscal year 1997 improved by approximately 5%, operating profits declined by approximately 15% as compared to 1996. The main reasons for this decline are related to the non-capital costs associated with building out a new facility in Glendale, Arizona and added overhead associated with the general growth of the company.

          During 1997 the company moved its Arizona manufacturing into a new and larger facility. While the move had been planned for almost a year, the non-capitalized costs associated with the move, of approximately $40,000, were all absorbed in 1997. This included the cost associated with closing down and clean up of the old facility. The new facility took approximately four months to become fully operational and will give the Company the ability to expand and meet additional customer needs as they arise.

          The cost of sales increased in excess of 1% over 1996. During the past few years the Company has concentrated its equipment purchases in the larger diameter equipment. 1997 was no exception as the majority of new machines acquired were large diameter. This equipment has historically generated sales with a higher percentage of material, thereby increasing the overall cost of such sales. Also during 1997, the Company added a substantial number of employees, increasing the employee base to 152 as compared to 132 at the end of 1996. Part of the increase in employees was to improve the Company's technical capabilities and part was to meet increasing customer requirements for special handling, packaging etc. While some of the additional labor associated with special customer requirements is built into customer contracts, the majority of the overhead added during 1997 was absorbed by the Company. The Company does feel that the additional technical capabilities it has added will help it to remain competitive and be able to meet the ever-increasing customer requirements.

          The Company's effective tax rate for 1997 increased to 42% from 34% in 1996. Approximately 5.2% of this change is associated with an increase in the effective state tax rate due to the California Manufacturers Investment Credit. While this credit was available to the Company in both 1997 and 1996, the Company received a larger benefit in 1996.

          The Company's total backlog of $8,075,000 ($4,957,000 of unproduced backlog) has declined as compared to $6,184,000 of unproduced backlog at 1996. This drop in backlog all occurred during the final quarter of fiscal 1997. It is difficult to determine if this is a short-term decline or it is an indication of a softening of the market. While the total backlog still remains fairly strong, it is an area of concern that the Company will watch closely as it evaluates its 1998 business decisions.

          During 1997 the Company received $225,116, as partial repayment, of its loans to Core that had previously been written off. Core has continued to under perform from its projections; however, it has been able to put together a program of bridge loans which has funded its current cash requirements. The Company does not anticipate the necessity, nor will it consider any further cash loans to Core. See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995

          1996 proved to be a continuation of the sales growth that started in 1995, with a 22% increase over 1995. The sales increase was universal in all of the Company's departments, but most significant in its larger diameter equipment. During the last few years, the Company had concentrated the majority of its capital equipment budget toward the larger diameter equipment as demand for this type of work had grown. The addition of manufacturing and warehousing facilities in 1995 had given the Company the needed space to accommodate this sales growth; while the addition of selected manufacturing, as well as second operation equipment in the last few years, gave the Company the ability to meet the increased demand during 1966.

          Cost of sales increased 1% over 1995. This increase was largely due to the higher percentage of material associated with larger diameter equipment sales. Since the majority of sales growth during 1996 was associated with the larger diameter equipment, this increase was anticipated. While total selling, general and administrative (S,G&A) cost decreased as a percent of total sales, S,G&A costs increased by approximately $222,000 over 1995. The majority of this increase, approximately $120,000, related to an increase in commissions paid to the Company's manufacturers representatives and was directly related to the increase in sales. The Company's effective tax rate for 1996 decreased to 34% from 45% in 1995. Approximately 6.7% of this change is associated with a reduction in the effective state tax rate due to the California Manufacturers Investment Credit, which was available to the Company in 1996. The Company's operating profit increased 36% over 1995. This increase is directly related to the current increase in sales.

          The Company's unproduced backlog of $6,184,000 at October 1996 was virtually unchanged from $6,134,000 at 1995. Considering the substantial increase in sales during

1996, the Company's ability to maintain its backlog at high levels showed the strength of the market during 1966.

          The Company continued to add to its investment in Core during 1996 with additional loans of $149,739. See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Since Core was still incurring losses, the Company was required under the equity method of accounting to include its proportionate share of the net loss. The Company's fiscal 1996 results of operations include a loss associated with its additional investment in Core of $149,739, compared to $123,500 for 1995.

EFFECTS OF INFLATION
---------------------

          Inflation for the fiscal years ended 1997 and 1996 were minimal and had no effect on the Company's operations.

          During 1995 the Company experienced substantial increases in the cost of some raw materials, approximately 9%. All the price increases for 1995 took place during the Company's first quarter. The cause of such increases appeared to be associated with the economic recovery the country was experiencing and the resulting increase being passed on by mills and distributors flush with orders.

          In the past the Company has not normally committed to long-term fixed price contracts. However, the current business climate, with customers placing longer-term contracts, has required the Company to commit to longer term fixed price contracts. If material price increases are unusually high, the Company has been able to request and usually get a price adjustment. The effect of these material increases on the operating profit during 1995 was minimal, as the majority of the increases were passed on to customers as new orders were quoted. However, the abnormally large increases in the cost of raw materials tends to skew the percentages when making cost comparisons between periods.

          The company is unable to predict if raw materials will experience similar increases as those that took place in 1995. If similar increases do occur in the future, the Company does not believe such increases would have a material effect on its operations.

YEAR 2000 COMPUTER REQUIREMENTS
-------------------------------

          During 1997 the Company reviewed the Year 2000 issue, the result of computer programs being written using two digits rather than four to define the applicable year. The Company's new manufacturing software program, installed in 1997, was specifically designed to deal with the Year 2000 issue. The Company's other main system for accounting was updated during 1997, by the developer, whereby it allows the user to alter the dating function so that numbers greater than an assigned number correspond to the current century and numbers less than an assigned number correspond to the next century. Both of the systems have been tested and function properly. The Company also has some minor systems that will be reviewed during 1998. The cost of changing these systems is not considered to be material or time consuming. The Company anticipates having all systems compliant by the end of 1998.

ITEM 7.    FINANCIAL STATEMENTS

TITLE                                                                       PAGE
--------------------------------------------------------------------------------
Independent Auditor's Report...............................................

Consolidated Balance Sheets
at October 31, 1997, and 1996..............................................

Consolidated Statements of Earnings
for each of the three years ended October 31, 1997, 1996, and 1995.........

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 1997, 1996, and 1995.........

Consolidated Statements of Cash Flows
for each of the three years ended October 31, 1997, 1996, and 1995.........

Notes to Consolidated Financial Statements.................................

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

               ATHANOR GROUP, INC.
               AND SUBSIDIARIES

               Consolidated Financial Statements

               October 31, 1997 and 1996

               (With Independent Auditors' Report Thereon)





                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Athanor Group, Inc.:


We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiaries as of October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997 in conformity with generally accepted accounting principles.

  /s/ KPMG Peat Marwick LLP

Los Angeles, California
December 16, 1997

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------
                               ASSETS                                                  1997                      1996
                                                                               --------------------      --------------------
Current assets:
 Cash                                                                        $          137,993                   115,476
 Accounts receivable, net of allowance for doubtful accounts of
  $13,712 and $11,785 at October 31, 1997 and 1996                                    2,683,318                 2,468,610
 Note receivable  related parties (note L)                                               40,000                    40,000
 Other receivables                                                                       99,463                     2,500
 Income tax receivable                                                                   16,749                        --
Inventories:
   Raw materials                                                                        637,076                   871,774
   Work in process                                                                      596,783                   505,569
   Finished goods                                                                     2,236,895                 1,797,388
                                                                               --------------------      --------------------
                                                                                      3,470,754                 3,174,731
                                                                               --------------------      --------------------
 Prepaid expenses                                                                        18,470                    34,935
 Deferred income tax asset (note E)                                                     173,342                   261,179
                                                                               --------------------      --------------------
       Total current assets                                                           6,640,089                 6,097,431

Property, plant and equipment, net (note B)                                           1,840,467                 1,177,450

Other assets                                                                            138,545                    90,020
                                                                               --------------------      --------------------
                                                                             $        8,619,101                 7,364,901
                                                                              =====================      ====================

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------------


                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    1997                        1996
                                                                          --------------------         --------------------
Current liabilities:
  Note payable (note C)                                                  $           1,365,497                   939,757
  Current portion of long-term debt (note D)                                           594,685                   419,901
  Accounts payable                                                                   1,717,838                 1,443,659
  Accrued liabilities:
   Salaries, wages and other compensation                                              252,392                   402,077
   Income tax payable                                                                       --                   122,769
   Other                                                                               443,040                   377,540
                                                                          --------------------      --------------------
       Total current liabilities                                                     4,373,452                 3,705,703
                                                                          --------------------      --------------------
Long-term debt, less current portion (note D)                                        1,193,494                 1,095,228

Noncurrent deferred income tax liability (note E)                                       80,441                    66,573

Stockholders' equity:
  Redeemable, convertible preferred stock, $3 stated value.
    Authorized 5,000,000 shares; none issued                                              -                         -
  Common stock, $.01 par value.  Authorized 25,000,000 shares;
    issued and outstanding 1,467,934 shares in 1997 and 1,471,354
    shares in 1996                                                                      14,679                    14,713
  Additional paid-in capital                                                         1,447,391                 1,447,391
  Retained earnings                                                                  1,509,644                 1,035,293
                                                                          --------------------      --------------------
       Total stockholders' equity                                                    2,971,714                 2,497,397

Commitments (notes C, D and G)                                           $           8,619,101                 7,364,901
                                                                          ====================      ====================

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------


                                                               1997                     1996                     1995
                                                     ---------------------     ---------------------     ---------------------
Net sales                                           $           24,879,039                23,744,232                19,432,094
Cost of sales                                                   21,189,044                19,910,869                16,130,070
                                                      --------------------      --------------------      --------------------

      Gross profit                                               3,689,995                 3,833,363                 3,302,024

Selling, general and administrative expenses                     2,692,247                 2,655,621                 2,433,298
                                                      --------------------      --------------------      --------------------

      Operating profit                                             997,748                 1,177,742                   868,726

Other income (expense):
 Interest expense                                                 (333,677)                 (279,779)                 (281,434)
 Recoveries (write-offs) of advances to
  unconsolidated investee                                          225,116                  (149,739)                 (123,500)
 Other, net                                                        (57,616)                   58,197                    20,859
                                                      --------------------       --------------------      --------------------

      Earnings before income taxes                                 831,571                   806,421                   484,651

Income tax expense (note E)                                        348,504                   277,183                   220,900
                                                      --------------------       --------------------      --------------------

      Net earnings                                  $              483,067                   529,238                   263,751
                                                      ====================      ====================      ====================

Earnings per common share-primary and fully
 diluted -  net earnings                            $                  .33                       .36                       .18
                                                      ====================      ====================      ====================


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended October 31, 1997, 1996 and 1995
---------------------------------------------------------------------------------------------------------------------


                                           Preferred stock           Common stock         Additional      Retained
                                       --------------------    -----------------------     paid-in        earnings
                                         Shares      Amount      Shares       Amount        capital      (deficit)         Total
                                       ----------   --------    ---------   ----------    -----------    ---------      ------------
Balance at October 31, 1994            $    --         --       1,571,434   $   15,714      1,447,391      441,424       1,904,529
  Retirement of common stock
  (note I)                                  --     (100,000)       (1,000)        --                      (199,000)       (200,000)
  Net earnings for the year                 --         --           --            --            --         263,751         263,751
                                       ----------   --------    ---------   ----------    -----------    ---------      ------------

Balance at October 31, 1995                 --         --       1,471,434       14,714      1,447,391      506,175       1,968,280

  Retirement of common stock (note I)       --         --             (80)          (1)         --            (120)           (121)
  Net earnings for the year                 --         --           --            --            --         529,238         529,238
                                       ----------   --------    ---------   ----------    -----------    ---------      ------------

Balance at October 31, 1996                 --         --       1,471,354       14,713      1,447,391    1,035,293       2,497,397

  Retirement of common stock (note I)       --         --          (3,420)         (34)         --          (8,716)         (8,750)
  Net earnings for the year                 --         --            --           --            --         483,067         483,067
                                       ----------   --------    ---------   ----------    -----------    ---------      ------------

Balance at October 31, 1997            $    --         --       1,467,934       14,679      1,447,391    1,509,644       2,971,714
                                       ----------   --------    ---------   ----------    -----------   ----------     ------------

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended October 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------

                 Increase (Decrease) in Cash                             1997                 1996                 1995
                                                                 ------------------   ------------------   ------------------
Cash flows from operating activities:
    Net earnings                                                 $      483,067              529,238              263,751
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        (Recoveries) write-offs of advances to
          unconsolidated investee                                      (225,116)             149,739              123,500
        Depreciation and amortization                                   360,272              283,877              250,944
        Loss on disposal of fixed asset                                  71,421                 --                 21,460
        Amortization of deferred gain on sale and leaseback                --                (39,257)             (41,305)
        Provision for deferred income taxes                             101,705              (58,732)             220,900
        Increase in operating assets:
          Accounts receivable                                          (214,708)            (226,229)            (309,502)
          Inventories                                                  (296,023)            (202,462)            (130,578)
          Prepaid expenses and other assets                             (32,060)              (6,106)              (3,092)
          Income taxes receivable                                       (16,749)                --                   --
        Increase (decrease) in operating liabilities:
          Accounts payable                                              274,179              (94,317)              16,701
          Accrued liabilities                                           (84,186)             174,601             (193,496)
          Income taxes payable                                         (122,769)             122,769                 --
                                                                 ------------------   ------------------   ------------------

                  Net cash provided by operating activities             299,033              633,121              219,283
                                                                 ------------------   ------------------   ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (470,607)             (81,631)            (517,318)
    Proceeds from sales of property and equipment                       119,498                 --                 39,885
    Issuance of note receivable - related party                            --                (15,000)             (25,000)
    Issuance of note receivable                                         (96,963)                --                   --
    Write-off of note receivable - related party                           --                   --                 19,500

    Repayment from (advances to) unconsolidated investee                225,116             (149,739)            (123,500)
                                                                 ------------------   ------------------   ------------------

                  Net cash used in investing activities                (222,956)            (246,370)            (606,433)
                                                                 ------------------   ------------------   ------------------

                                                        (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended October 31, 1997, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------

                                                                       1997                 1996                 1995
                                                                 ------------------   ------------------   ------------------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit          $         425,740             (237,406)             257,235
    Proceeds from long-term debt                                             --              267,334              312,083
    Repayments of long-term debt                                       (470,550)            (363,464)            (268,971)
    Repurchase of stock                                                  (8,750)                (121)                  --
                                                                 ------------------   ------------------   ------------------

                  Net cash provided by (used in) financing
                    activities                                          (53,560)            (333,657)             300,347
                                                                 ------------------   ------------------   ------------------

                  Net increase (decrease) in cash                        22,517               53,094              (86,803)


Cash at beginning of year                                               115,476               62,382              149,185
                                                                 ------------------   ------------------   ------------------

Cash at end of year                                           $         137,993              115,476               62,382
                                                                 ==================   ==================   ==================

Supplemental disclosures of cash flow information:
    Interest paid                                             $         333,677              283,040              278,952
    Income taxes paid                                                   386,317              113,646              254,635
                                                                 ==================   ==================   ==================

Supplemental schedule of noncash investing and financing activities:
       1997
      The Company purchased $743,601 of machinery and equipment under capital lease obligations.
       1996
      The Company purchased $271,155 of machinery and equipment under a capital lease obligation.
       1995
      The Company purchased $206,826 of machinery and equipment under a capital lease obligation.


See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------


Note A -    Summary of Accounting Policies

            Athanor Group, Inc. (Athanor or the Company) is principally in the business of manufacturing and marketing screw machine products.

            Asummary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

            Depreciation is based on estimated useful lives of assets, which are as follows:

                  Machinery and equipment                  5 to 7 years
                  Leasehold improvements                   5 to 9 years


            Leasehold improvements are depreciated over the lesser of their useful lives or lease term.

            4.    Income Taxes

            The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, net operating loss carryforwards and credit carryforwards are included as deferred tax assets. A valuation allowance against deferred tax assets is recorded if necessary. All deferred tax amounts are measured using enacted tax rates expected to apply to taxable income in

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------
            the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

            5.    Investment

            The Company accounts for its investment in Core Software Technology
            (Core) on the equity method which requires the Company to record its share of Core's earnings or losses. The investment in Core has been reduced to zero due to Core's accumulated losses. During 1996 and 1995, the Company advanced $149,739 and $123,500, respectively, to Core which were subsequently written off. In 1997, Core repaid $225,116 of previously written off advances. At October 31, 1997 and 1996, the Company owned 28.0% of Core's common stock. The Company's investment in Core was reduced to 19.8% subsequent to October 31, 1997 (see Note L).

            6.    Earnings per Share

            Earnings per share is based on the weighted average of common shares outstanding during each year.

            During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." Such statement, which is effective for reporting period ending after December 15, 1997, alters the current method for calculating primary and fully diluted earnings per share. Management does not anticipate that the adoption of SFAS No. 128 will have a material impact on the Company's earnings per share calculation.

            7.    Disclosure about Fair Value of Financial Instruments

            The carrying amounts of cash and cash equivalents, trade accounts receivable, note receivable - related party, notes payable to banks, trade accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

            The fair value of the Company's debt instruments is based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities.

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

            9. Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

            The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

            by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

            10.   Reclassifications

            Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

            11.   New Accounting Pronouncements

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

            Management has not determined the impact of the above statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

Note B -    Property, Plant and Equipment

            A summary of property, plant and equipment by classification follows:


                                           October 31
                                    -----------------------
                                       1997         1996
                                    -----------   ---------
Machinery and equipment             $5,541,002    4,738,016
Leasehold improvements                  84,042       77,278
                                    ----------   ----------

                                     5,625,044    4,815,294
Less accumulated depreciation
  and amortization                   3,784,577    3,637,844
                                    ----------   ----------

                                    $1,840,467    1,177,450
                                    ==========   ==========


Note C -    Note Payable

            Alger has a $4,250,000 credit agreement with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of Alger. Under the line of credit, Alger may borrow amounts up to $2,600,000 based on eligible accounts receivable and inventories, as defined. Interest on drawings on this line of credit is payable at the prime rate (8.75% at October 31, 1997), plus 1.25%. The line of credit expires in August 1998. The amount outstanding was $1,365,497 and $939,757 at October 31, 1997 and 1996, respectively. The amount available under the line of credit was approximately $1,235,000 and $1,260,000 at October 31, 1997 and 1996, respectively. The agreement also provides for a term loan not to exceed $900,000, of which $649,999 was outstanding at October 31, 1997. In addition, the agreement provides for an equipment line of up to $750,000, of which $100,000 has been drawn, $53,324 was outstanding, and $650,000 was available at October 31, 1997. Borrowings on both the term loan and equipment line are included as notes payable in long-term debt in the accompanying consolidated balance sheets (see note D). The Company has guaranteed borrowings outstanding under this credit agreement on behalf of Alger.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

Note D -    Long-Term Debt

            Long-term debt consisted of the following:


                                                                   1997                1996
                                                             -----------------    -----------------
Note payable to an individual at 8.5%, payable in yearly
    installments of $40,000, with interest payable
    quarterly, due April 1999 (see note L)                     $   80,000             120,000
Notes payable to a lending institution at the prime rate
    plus 1.25%, payable in monthly installments of $18,334
    plus interest, due July 1999, collateralized by
    substantially all assets of Alger                             760,378             923,328
Notes payable to others at rates ranging from 10.0% to
    12.9%, payable in monthly installments of $1,133,
    including interest, due through May 1999, collateralized
    by equipment and automobiles                                   19,081             119,596
Capital lease obligations (see note G)                            928,720             352,205
                                                               ----------           ----------
                                                                1,788,179           1,515,129
Less current portion                                              594,685             419,901
                                                               ----------           ----------

                                                               $1,193,494           1,095,228
                                                               ==========           ==========

            A schedule of aggregate, annual principal payments on long-term debt as of October 31, 1997 is as follows:

               Year ending
                October 31              Amount
            -------------------    -----------------
                   1998            $      594,685
                   1999                   770,978
                   2000                   200,833
                   2001                   178,462
                   2002                    43,221
                                   -----------------

                                   $    1,788,179
                                   =================

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

Note E -    Income Taxes

            Income tax expense (benefit) consists of the following:


                       Federal              State                 Total
                  ------------------   -----------------    ------------------
1997:
    Current    $         199,271               47,528              246,799
    Deferred              85,370               16,335              101,705
                  ------------------   -----------------    ------------------

               $         284,641               63,863              348,504
                  ==================   =================    ==================

1996:
    Current    $         303,425               32,490              335,915
    Deferred             (51,440)              (7,292)             (58,732)
                  ------------------   -----------------    ------------------

               $         251,985               25,198              277,183
                  ==================   =================    ==================

1995:
    Current    $              --                   --                   --
    Deferred             189,628               31,272              220,900
                  ------------------   -----------------    ------------------

               $         189,628               31,272              220,900
                  ==================   =================    ==================


            The difference between the Federal and income tax rate and the effective income tax rate on net earnings is as follows:

                                         1997                    1996                     1995
                                -------------------      -------------------       ------------------
                                 Percent    Amount        Percent    Amount        Percent    Amount
                                --------- ---------      --------  ---------       -------   --------
Statutory U.S. Federal tax
    rate                         34.0%    $ 282,734        34.0%    $ 274,183       34.0%    $ 164,781
State income taxes, net of
    Federal benefit               6.1        50,726         6.1        48,788        6.1        29,297
Benefit due to state tax
    credits                      (1.2)      (10,000)       (6.7)      (54,123)       --           --
Other                             3.0        25,044         1.0         8,335        5.4        26,822
                                 ----     ---------        ----     ---------       ----     ---------
                                 41.9%    $ 348,504        34.4%    $ 277,183       45.5%    $ 220,900
                                 ====     =========        ====     =========       ====     =========


ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

            The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at October 31, 1997 and 1996 is as follows:


                                                           1997        1996
                                                         --------   --------
Deferred tax assets:
    Bad debt reserves                                    $  5,400      4,730
    Equity in loss of unconsolidated investee             163,997    254,354
    Contamination reserve                                 106,471    106,471
    Other                                                  42,155     40,305
                                                         --------   --------

           Total gross deferred tax assets                318,023    405,860

Valuation allowance                                       144,681    144,681
                                                         --------   --------

           Net deferred tax assets                       $173,342    261,179
                                                         ========   ========

Deferred tax liabilities - accelerated depreciation on
    fixed assets                                         $ 80,441     66,573
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

            The facilities were leased back (note G) to the Company's wholly owned subsidiary, Alger Manufacturing Co., Inc. A gain of approximately $411,000 was deferred and amortized over the life of the lease through 1996. Amortization on the deferred gain of $39,257 and $41,304 has been recorded as other income for the years ended October 31, 1996 and 1995, respectively.

Note G -    Commitments and Contingencies

            The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 1997 and 1996 is as follows:

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

                                       1997         1996
                                    ----------   ----------
Cost                                $1,091,000      515,000
    Less accumulated depreciation      117,000       71,000
                                    ----------   ----------
                                    $  974,000      444,000
                                    ==========   ==========


            The Company leases three premises which are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

            The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 1997:


                                Capital leases       Operating
                                                      leases            Total
                              -----------------    -------------     -----------
     Year ending October 31:
       1998                     $  288,999             293,551         582,550
       1999                        288,999             293,927         582,926
       2000                        233,342             300,355         533,697
       2001                        194,437             301,504         495,941
       2002                        100,225             206,540         306,765
                              -----------------    -------------     -----------

     Minimum lease payments      1,106,002          $1,395,877       2,501,879
                                                   =============     ===========
  Less amount representing
   interest and taxes              177,282
                             -----------------

     Present value of future
      capital lease payments    $  928,720
                             =================


            Rental expense for operating leases was approximately $297,000 in 1997, $254,000 in 1996 and $230,000 in 1995.

            As of October 31, 1997 and 1996, the Company has accrued $265,000 relating to the estimated cost to remediate perchloroethylene contamination in the subsurface soil below Alger.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

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


Note H -    Earnings per Share

            Primary earnings per common share are computed by using the weighted average number of common shares outstanding during the year:
            1,468,872 shares in 1997, 1,471,377 shares in 1996 and 1,471,434 shares in 1995.

            As of October 31, 1997, the Company had no outstanding common stock options or warrants.


Note I -    Stockholders' Equity

            During 1995, the Company repurchased and retired 100,000 shares of its common stock for $2.00 per share.

            During 1996, the Company repurchased and retired 80 shares of common stock for $1.50 per share.

            During 1997, the Company repurchased and retired 3,420 shares of common stock for approximately $2.50 per share.


Note J  -   Major Customer

            For the years ended October 31, 1997 and 1996, the Company had no customers which accounted for more than ten percent (10%) of net sales.

            For the year ended October 31, 1995, the Company had one customer which accounted for approximately thirteen percent (13%) of net sales.


Note K -    Employee Benefit Plans

            The Company and its subsidiaries have a 401(k) plan covering substantially all employees. Employees may contribute up to 15 percent (15%) of their wages subject to IRS limitations. The Company will match 100 percent (100%) of the employees' contribution not exceeding 1 percent (1%) of their wages plus 50 percent (50%) of the employees' remaining contribution up to 4 percent (4%). The Company may also make discretionary contributions to the plan that are allocated to each employee based upon his pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $80,000, $75,000 and $72,000 for the years ended October 1997, 1996 and 1995, respectively.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

            In April 1997, the Company adopted a stock option plan (Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 220,340 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options vest and become fully exercisable at the discretion of the Board of Directors. As of October 31, 1997 no options to purchase shares of the Company had been granted by the Board of Directors.


Note L -    Related Party Transactions

            The Company is currently the single largest shareholder of Core Software Technology, a California corporation (Core), owning 569,558 shares (after a 1 for 5.5 reverse stock split effective prior to October 31, 1997) of the issued and outstanding common stock of Core representing approximately twenty-eight percent (28%) of the issued and outstanding shares of Core's capital stock at October 31, 1997. As a condition to a closing of a private placement of the common stock of Core for gross proceeds to Core of $4,705,000 which closing occurred during April and May 1994 (the Core Private Placement), the original shareholders of Core agreed to deposit certain shares of the common stock of Core owned by them into escrow. The escrowed shares were to be released from escrow if Core met certain minimum pretax income requirements in 1997. Core failed to meet the requirement effective December 31, 1997 and all shares held in the escrow account were canceled and returned to Core and the Company has no further rights with respect to those shares. Subsequent to the cancellation of the escrow shares, the Company's holdings in Core were reduced to 399,845 shares and representing 19.8 of the issued and outstanding shares of Core's capital stock.

            The Company has also provided a portion of the working capital requirements of Core during previous years, in the form of a series of loans to Core. The Company has made loans in the principal amount of $647,622 to Core and Image Data Corporation (IDC), the previous parent of Core, through October 31, 1997, net of $225,116 repaid in 1997. The outstanding balance, plus accrued interest of $156,905 through October 31, 1997, has been fully reserved in prior years pursuant to the equity method of accounting.

            Robert W. Miller, the Chairman of the Board of the Company, has served on the Board of Directors of Core since its formation and has served as an officer from time to time and is currently the Secretary of Core. Duane L. Femrite, the President and Chief Executive Officer of the Company, served on the Board of Directors of Core from November 1993 to March 1995. Mr. Miller, as a director of Core, and Mr. Femrite, during his tenure, were entitled to receive $500 per month and $1,000 per board meeting attended and each committee meeting not held in conjunction with a board meeting. In addition, they were to be reimbursed for all business related expenses associated with their duties as directors of Core. Mr. Miller and Mr. Femrite have assigned the right to receive said fees to R & D Financial (R & D), a California general partnership of which Messrs. Miller and Femrite are the general partners. During 1997, R & D received $8,500 in Director fees from Core.

            Mr. Miller has entered into a consulting agreement with Core and assigned the consulting fees to R&D, effective January 1, 1995, wherein Mr. Miller has agreed to provide services to Core relating to financial, investor, capital raising and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. In exchange for Mr. Miller's services, Core has agreed to pay Mr. Miller a fee of $50,000 for the calendar year
            1995 and $5,000 per month commencing January 1, 1998. Mr. Miller has assigned the right to receive said fees to R & D. All amounts due pursuant to the consulting agreement will be paid, if at all, only from proceeds raised in any major refinancing of Core or profits, if any, generated in connection with Core's future business operations.

            Mr. Miller has allowed Core to use his personal credit card for travel and other business related expenses. In connection with the use of his credit card during 1996 and 1997, Core incurred and paid charges on Mr. Miller's card totaling $128,000. In 1997 Core paid Mr. Miller a fee of approximately $18,000 for the use of his credit card.

            During 1997 Core reimbursed Mr. Miller approximately $23,000 in connection with certain tax liens related to IDC.

            Mr. Femrite and Mr. Miller have a beneficial ownership interest in 11,969 shares of the common stock of Core owned by R & D. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core as well as options to purchase 4,180 shares of the common stock of Core at exercise prices ranging from $5.50 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 7,363 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership represents ownership interests after the 1 for 5.5 reverse stock split in 1997.

            In September 1995, the Company loaned $25,000 to Mr. Miller in exchange for a secured promissory note. During 1996, the loan was increased to $40,000 in exchange for additional security. The note bears interest at 10% and is secured by 25,000 shares of the Company, owned by Mr. Miller. The loan was renewed as of October 31, 1997 on the condition that Mr. Miller makes a $5,000 principal reduction by January 31, 1998 and pays all current interest through October 31, 1997 and is due on April 30, 1998.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1997 and 1996
--------------------------------------------------------------------------------

                                    PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 1997.

                           Director/Officer Information
                           ----------------------------

                           Principal                                    Director
    Name                   Occupation                               Age   Since
--------------------------------------------------------------------------------
Gregory J. Edwards       Director                                   53    1990

Duane L. Femrite         President, Chief Executive Officer,
                         Chief Financial Officer of the Company     52    1985

William H. Harris, Jr    Director                                   53    1986

Richard A. Krause        Vice President of the Company              62    1992
                         President, Alger Manufacturing
                         Company, Inc.

Robert W. Miller         Chairman of the Board,                     55    1976
                         Secretary of the Company


         Listed Below are descriptions of the business experience for at least the past five years for each director and officer listed in the preceding table. Unless otherwise described below, none of the following persons (i) is related in any way, or (ii) has been involved in certain legal proceedings in the past five years.

GREGORY J. EDWARDS   President and Chief Executive Officer of CASS Holdings,
                     L.L.C. ("CASS") since January 1993. CASS owns several manufacturing and service companies: Milamar Coatings, L.L.C., a producer of epoxy coating products used in the industrial and commercial seamless floor coating business;
                     Berry Manufacturing and Equipment, L.L.C., a manufacturer of equipment for the maintenance and marking of pavement services, specializing in designing and manufacturing joint/crack sealers and thermoplastic melting equipment:
                     CASS Services, L.L.C., a government contractor involved with surface preparation and re-coating for U.S. Naval ships and portable landing mats: and CASS Financial, L. L.
                     C., an equipment leasing company. Between July 1991 and January 1993, Mr. Edwards was self-employed as a financial consultant and investor. Previously, he was an investment banker with Stephens, Inc. of Little Rock, Arkansas from mid-1990 to July 1991.

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

WILLIAM H. HARRIS,   Associate Vice President with Dean Witter Reynolds, Inc.
JR.                  in Phoenix, Arizona since October 1992. President of Sun
                     Rental and Sales, Inc. a construction equipment sales and rental company located in Yuma, Arizona from July 1978 to September 1992.

RICHARD A. KRAUSE    Director and Vice President of the Company since December
                     1992. President and Chief Operating Officer of Alger
                     Manufacturing Company, Inc. since 1987.

ROBERT W. MILLER     Chairman of the Board since 1976. Chief Executive Officer
                     of the Company from 1976 to April 1995. Corporate Secretary since April 1995. Director and Vice President of Alger since 1986. Director of Image Data Corporation since 1988 and Chief Operating Officer from May 1990 to July 1992.
                     Elected Chief Executive Officer of Image Data Corporation on January 7, 1993. Director of Core Software Technology since September 1991 and currently serving as Secretary.
                     Director of OneCard International since 1988 and elected
                     Chairman and Chief Executive Officer of this company in September 1992.

Item 10.    EXECUTIVE COMPENSATION

            The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's four most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and to the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 1997.



                               Annual Compensation
                               -------------------

   Name and Principal
         Position                     Year    Salary      Bonus        Other (1)
--------------------------------------------------------------------------------


   Duane L. Femrite                   1997     $144,192     25,000     2,949
     President, Chief Executive       1996      133,308     44,000     2,162
     Officer and Chief Financial      1995      129,038     10,000     3,826
     Officer

   Richard A. Krause                  1997     $156,423     35,063     3,750
     Vice President and               1996      145,308     52,328     3,750
     President of Alger               1995      141,673     41,066     4,748
     Manufacturing Co., Inc.

   Robert W. Miller                   1997     $144,270     25,000     1,500
     Chairman of the Board            1996      136,498     44,000     1,432
     Corporate Secretary              1995      125,000     10,000     1,250


     (Footnotes)

      (1) Other compensation includes contributions made to the Company's 401-K Plan. Does not include use of automobile paid for by the Company.

EMPLOYMENT AGREEMENTS

                 Effective January 1, 1991, the Company entered into written employment agreements with Robert W. Miller, as Chairman of the Board and Chief Executive Officer, and Duane L. Femrite, as President, Chief Operating Officer, Chief Financial Officer, and Secretary of the Company. Effective January 1, 1993, Alger entered into a written agreement with Richard A. Krause as President and Chief Operating Officer. Each of the employment agreements is identical as to its terms except for the description of the duties that each employee is to provide.

                 Each agreement is for an initial term of five (5) years,
            renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller, Duane L. Femrite and Richard A. Krause were automatically renewed on January 1, 1998, for an additional year.

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

            COMPENSATION OF DIRECTORS

                 Outside Directors are to receive fees of $300 per month and
            $500 per meeting attended. The Board has a Nominating Committee that is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $50 for each meeting attended when such committee meetings are held on a day that the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 1997.

                 Non-employee directors of Alger receive directors' fees for serving as directors and for meetings attended. Certain directors of the Company are also directors of Alger.

            STOCK OPTION PLAN

                 The Company's shareholders approved the Company's 1997 Stock
            Option Plan (the "1997 Plan"), on April 11,1997. The purposes of the 1997 Plan are to attract, reward and retain the best available officers, directors, employees and consultants for the Company and to promote the success of the Company's business. The following discussion is intended only as a summary of the material provisions of the 1997 Plan

                 The 1997 Plan provides only for grants of "non-qualified stock options" which are not qualified for treatment under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 220,340 shares of Common Stock have been reserved for issuance under the 1997 Plan upon the exercise of stock options which may be granted to employees, officers, directors and consultants of the Company. Because the officers, directors, employees and consultants of the Company who may participate in the 1997 Plan and the amount of their options will be determined by the Board of Directors or its committee in its discretion, it is not possible to state the names or positions of, or the number of options that may be granted to, the Company's officers, directors, employees and consultants. As of the date hereof, no options under the 1997 Plan have been granted. No person may receive options under the 1997 Plan for more than 30,000 shares in any one fiscal year.

                 The Board of Directors may administer the 1997 Plan or the administration of the 1997 Plan may be delegated to a Committee of the Board of Directors (the "Committee"). In addition to determining who will be granted options, the Board or Committee will have the authority and discretion to determine when options will be granted and the number of options to be granted. The Board or Committee also may determine the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the instruments evidencing options granted under the 1997 Plan, and is empowered to make all other determinations deemed necessary or advisable for the administration of the 1997 Plan.

                 The term of each option granted under the 1997 Plan will be established by the Board or Committee at the time of the grant. An option granted under the 1997 Plan may be exercised at such times and under such conditions as determined by the Board or Committee. Except as otherwise provided by the Board or Committee at the time an option is granted, no option granted under the 1997 Plan is transferable other than at death, and each option is exercisable during the life of the optionee only by the optionee. In the event of the death of a person who has received an option, the option generally may be exercised by a person who acquired the option by bequest or inheritance to the extent that such option was exercisable at the date of death.

                 The exercise price may not be less than the fair market value of the Common Stock on the date of grant. The consideration to be paid upon exercise of an option, including the method of payment, will be determined by the Board or Committee and may consist entirely of cash, check, shares of Common Stock, such other consideration and method of payment permitted by applicable law or any combination of such methods of payment as permitted by the Board or Committee. The Board or Committee has the authority to reset the price of any stock option after the original grant and before exercise. In the event of stock dividends, splits, and similar capital changes, the 1997 Plan provides for appropriate adjustments in the number of shares available for option and the number and option prices of shares subject to outstanding options.

                 In the event of a proposed sale of all or substantially all of the assets of the Company, or a merger of the Company with and into another corporation, outstanding options shall be assumed or equivalent options shall be substituted by such successor corporation, unless the Board or Committee provides all option holders with the right to immediately exercise all of their options, whether vested or unvested. In the event of a proposed dissolution or liquidation of the Company, outstanding options will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board or Committee. In such a situation, the Board or or Committee is authorized to give option holders the right to immediately exercise all of their options, whether vested or unvested.

                 The 1997 Plan will continue in effect until April 1, 2007, unless earlier terminated by the Board of Directors, but such termination will not affect the terms of any options outstanding at that time. The Board of Directors may amend, terminate or suspend the 1997 Plan at any time. Amendments to the 1997 Plan must be approved by shareholders if required by applicable tax, securities or other law or regulation.

                 The issuance of shares of Common Stock upon the exercise of options may be subject to registration with the Securities and Exchange Commission on the shares reserved by the Company under the 1997 Plan.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth, as of December 31, 1997, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.


                         Certain Beneficial Owners and Management
                         ----------------------------------------
                                               Amount and Percentage of
                                                 Beneficial Ownership
                                            ------------------------------
  Title          Name and Address of        Number of           Percent of
of Class          Beneficial Owner           Shares                Class
----------------------------------------------------------------------------------
Common      Gregory J. Edwards                 11,000               .7%
Stock       2208 Faircloud Lane
            Edmund, Oklahoma  73034

Common      Duane L. Femrite                  189,544             12.9%
Stock       921 East California Avenue
            Ontario, California  91761

Common      William H. Harris, Jr.  (2)        51,050              3.5%
Stock       302 West Las Palmaritas Avenue
            Phoenix, Arizona  85021

Common      Richard A. Krause                 256,983             17.5%
Stock       921 East California Avenue
            Ontario, California  91761

Common      Robert W. Miller  (1)             164,752             11.2%
Stock       921 East California Avenue
            Ontario, California  91761

Common      All Officers and Directors        673,082             45.8%
Stock       as a Group (5 persons)

---------------------------------------
         (Footnotes on next page)

            All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

            Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 1997. There were 1,467,854 shares of Common Stock outstanding on December 31, 1997.

            None of the officers or directors of the Company has options to acquire any shares of Common Stock of the Company. Messrs. Femrite, Krause and Miller are the only persons known to the Company to beneficially own more than five percent (5%) of its Common Stock.

            The Company knows of no contractual arrangements that may at a subsequent date result in a change in control of the Company.

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

            (2) Includes 41,050 shares of Common Stock owned by The Harris
                Family Irrevocable Trust.

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS AND INVESTMENTS IN CORE SOFTWARE TECHNOLOGY

            The Company is currently the single largest shareholder of Core Software Technology, a California corporation ("Core"), owning 399,845 shares of the issued and outstanding common stock of Core (after a 1 for 5.5 reverse stock split in 1997 and the loss of escrowed shares discussed below) representing approximately 19.8% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). As a condition to a closing of a private placement of the common stock of Core for gross proceeds to Core of $4,705,000 which closing occurred during 1994 (the "Core Private Placement"), the original shareholders of Core agreed to deposit certain shares of the common stock of Core owned by them into escrow. The escrowed shares were to be released from escrow if Core met certain minimum pretax income requirements in 1997. Core failed to meet the requirement and all shares held in the escrow account were canceled and returned to Core and the Company has no further rights with respect to those shares.

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

            The Company has also provided a portion of the working capital requirements of Core during previous years, in the form of a series of loans to Core. The Company has made loans in the principal amount of $647,622 to Core and Image Data Corporation ("IDC"), the previous parent of Core, through October 31, 1997, net of $225,116 repaid in 1997. The outstanding balance, plus accrued interest of $156,905 through October 31, 1997, has been fully reserved in prior years pursuant to the equity method of accounting.

            Robert W. Miller, the Chairman of the Board of the Company, has served on the Board of Directors of Core since its formation and has served as an officer from time to time. He is currently the Secretary of Core. Mr. Miller has served as a director of IDC since 1988. Until July 1992, Mr. Miller was the Chief Operating Officer of IDC and is currently serving as Chief Executive Officer of IDC. Duane L. Femrite, the President and Chief Executive Officer of the Company, served on the Board of Directors of Core from November 1993 to March 1995. Mr. Miller as a director of Core, and Mr. Femrite during his tenure, were entitled to receive $500 per month and $1000 per board meeting attended and each committee meeting not held in conjunction with a board meeting. In addition, they were to be reimbursed for all business related expenses associated with their duties as directors of Core. Mr. Miller and Mr. Femrite have assigned the right to receive said fees to R & D Financial (R & D), a California general partnership of which Messrs. Miller and Femrite are the general partners. During 1997 R & D received $8,500 in Director fees from Core.

            Mr. Miller has allowed Core to use his personal credit card for travel and other business related expenses. In connection with the use of his credit card during 1996 and 1997, Core incurred and paid charges on Mr. Miller's card totaling $128,000. In 1997 Core paid Mr. Miller a fee of approximately $18,000 for the use of his credit card.

            Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R & D. The consulting agreement began on January 1, 1995, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. In exchange for Mr. Miller's services, Core has agreed to pay Mr. Miller a fee of $50,000 for the calendar year 1995 and $5,000 per month commencing January 1, 1996. During 1997, R & D received approximately $17,000 in consulting fees from Core. As of December 31, 1997, Core owes $153,000 to R & D in connection with said consulting agreement.

            Mr. Miller was to have received $4,000 per month from IDC with respect to his services rendered to IDC in accordance with IDC's confirmed Plan of Reorganization, commencing in

            April 1993, but has received no compensation to date. Mr. Miller may receive a portion of the compensation in 1998.

            Mr. Femrite and Mr. Miller have a beneficial ownership interest in 11,969 shares of the common stock of Core owned by R & D. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core as well as options to purchase 4,180 shares of the common stock of Core at exercise prices ranging from $5.50 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 7,363 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership takes into account the 1 for 5.5 reverse stock split of Core's common stock in 1997.

            In January 1996 the Internal Revenue Service ("IRS") served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by IDC. In connection therewith, the IRS has collected approximately $23,000 from Mr. Miller and currently collects $500 per month from Mr. Miller. In connection with Core's previous acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core reimbursed Mr. Miller in the approximate amount of $23,000 during 1997. Mr. Miller anticipates that any additional funds collected by the IRS, in conjunction with such levy, will be reimbursed by Core.

            On September 7, 1995, the Company made a loan to Mr. Miller in the principal amount of $25,000. During 1996 the loan was increased to $40,000. The loan bears interest at the rate of 10% per annum and is secured by 25,000 shares of the common stock of the Company, owned by Mr. Miller. The loan was renewed as of October 31, 1997 on the condition that Mr. Miller makes a $5,000 principal reduction by January 31, 1998 and pays all current interest through October 31, 1997. If payment is not made by the designated date, Mr. Miller has agreed to assign to the Company all of his right, title and interest in and to any cash distributions (net of applicable income tax liability) to which he is entitled from R & D until all principal and interest, on the loan, has been paid in full.


                                    PART IV

EXHIBITS


         (a)      See Index to Exhibits.

                        The Exhibits therein listed and attached hereto and the Exhibits therein incorporated by reference are filed as a part of this report.


         (b)      Reports on Form 8-K.

                        None

                                  SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ATHANOR GROUP, INC.




Date    1/26/98                            By  /s/ Duane L. Femrite
    -------------------------------           ----------------------------------
                                              Duane L. Femrite, President, Chief
                                              Executive Officer, Chief Financial
                                              Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Gregory J. Edwards                                      1/14/98
----------------------------                                -------
Gregory J. Edwards, Director                                 Date



/s/ Duane L. Femrite                                        1/14/98
-----------------------------------------------------       -------
Duane L. Femrite, President, Chief Executive Officer,        Date
     Chief Financial Officer and Director


/s/ William H. Harris                                       1/14/98
--------------------------------                            -------
William H. Harris, Jr., Director                             Date


/s/ Richard A. Krause                                       1/14/98
----------------------------------------------              -------
Richard A. Krause, Vice President and Director               Date


/s/ Robert W. Miller                                        1/14/98
--------------------------------------------------          -------
Robert W. Miller, Chairman of the Board, Corporate           Date
     Secretary, and Director

                                  INDEX TO EXHIBITS
                                  -----------------


EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
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

10.9 Agreement between the Company and John S. Slater, Jr., Trustee of the Richert Family Trust, Dated December 15, 1991. Incorporated by reference to Exhibit 10.7 to report on Form 8-K, dated December 15, 1991.

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

10.15* Third Amendment to Loan and Security Agreement dated July 13, 1994, by and between Sanwa Business Credit Corporation and Alger.

10.16* Loan and Security Agreement (Equipment) dated June 2, 1994, by and between Alger and Phoenixcor, Inc.

10.17* Secured Promissory Note and Pledge Agreement dated September 7, 1995 by and between Athanor Group, Inc. and Robert W. Miller. Filed Herewith.

10.18* Standard Industrial Lease - Gross. Manufacturing property located in Glendale, Arizona, between Alger and Kachina Industrial Properties, filed January 29, 1997.

10.19* Fifth amendment to Loan and Security Agreement dated July 10, 1996, by and between Sanwa Business Credit and Alger.

10.20* Secured Promissory Note dated September 9, 1996, by and between Athanor Group, Inc. and Robert W. Miller.


16.1       Letter from Grant Thornton to the Commission dated August 15, 1991.
           Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

22.0*      Subsidiaries of the Company.


* Previously Filed