Form 10QSB
period 1998-01-31
ATHANOR GROUP INC
filed 1998-03-12
CIK 278314

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   January 31, 1998     Commission File Number 2-63481
                 ---------------------------------------------------------------


                              Athanor Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

           California                                 95-2026100
------------------------------------   -----------------------------------------
(State or other jurisdiction           (IRS Employer Identification No.)
incorporation of organization)

            921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code        (909) 467-1205
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,467,854 shares as of January 31, 1998.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     JANUARY 31, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)



                                    ASSETS
                                    ------
                                                            1998      1997
                                                            ----      ----
Current Assets:
     Cash                                                  $  268    $  138
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $14,000
       and $12,000                                          2,836     2,799

     Notes Receivable:
       Net of Allowance of $534,062                           199        40

     Inventories:
       Raw Materials                                          823       637
       Work in Progress                                       543       597
       Finished Goods                                       1,804     2,237
                                                           ------    ------
                                                            3,170     3,471

     Prepaid Expenses                                          64        18
     Deferred Income Tax Asset                                174       174
                                                           ------    ------
          Total Current Assets                              6,711     6,640

Property, Plant and Equipment, at Cost                      5,654     5,625
     Less Accumulated Depreciation and
        Amortization                                        3,895     3,785
                                                           ------    ------
            Net Property, Plant and Equipment               1,759     1,840

Other Assets                                                  165       139
                                                           ------    ------
                                                           $8,635    $8,619
                                                           ======    ======


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     JANUARY 31, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 1998          1997
                                                ------        ------
Current Liabilities:

     Notes Payable                              $1,330        $1,365
     Current Portion of Long-Term Debt             595           595
     Accounts Payable                            1,783         1,718
     Accrued Expenses                              660           695
                                                ------        ------

          Total Current Liabilities             $4,368        $4,373

Long-Term Debt, Less Current Portion             1,075         1,194

Noncurrent Deferred Income Tax Liability            80            80

Stockholders' Equity:

     Common Stock                                   15            15
     Additional Paid-In Capital                  1,447         1,447
     Retained Earnings                           1,650         1,510
                                                ------        ------

          Total Stockholders' Equity             3,112         2,972
                                                ------        ------

                                                $8,635        $8,619
                                                ======        ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                  (THOUSANDS)


                                                   1998          1997
                                                  ------        ------
Net Sales                                         $6,565        $5,125

Cost of Sales                                      5,606         4,293
                                                  ------        ------
          Gross Profit                               959           832

Selling, General & Administrative                    644           624
                                                  ------        ------

          Operating Profit                           315           208

Other Income (Expense)
     Interest Expense                                (93)          (68)
     Equity in Loss of Unconsolidated Investee         0           (33)
     Miscellaneous - Net                              15            12
                                                  ------        ------
          Earnings Before Income Taxes               237           119

Income Tax Expense                                    97            49
                                                  ------        ------
          NET EARNINGS                            $  140        $   70
                                                  ======        ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                  (THOUSANDS)


                                                                    1998          1997
                                                                    ----          ----
Earnings Per Common Shares:

          Basic and Diluted                                     $     0.09     $     0.05
                                                                ==========     ==========
          Weighted Average
            Shares Outstanding
              Basic and Diluted                                  1,467,854      1,468,934
                                                                ==========     ==========





        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      THREE MONTHS ENDED JANUARY 31, 1998
                                  (THOUSANDS)



                              Common Stock
                          (25,000,000 Shares       Additional
                              Authorized)           Paid-In      Retained
                         Shares      Par Value      Capital      Earnings      Total
                         ------      ---------      -------      --------      -----
Balance at
   October 31, 1997       1,468        $   15        $1,447        $1,510      $2,972


Net Earnings for
   Three Months Ended
   January 31, 1998                                                   140         140
                         ------        ------        ------        ------      ------
                          1,468        $   15        $1,447        $1,650       3,112
                         ======        ======        ======        ======      ======




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                  (THOUSANDS)

                                                                1998              1997
                                                               -----             -----
Cash Flows From Operating Activities
     Net Earnings                                              $ 140             $  70
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee           0                33
               Depreciation and Amortization                     111                73
     (Increase) Decrease in Operating Assets:
               Trade Receivables                                (153)              283
               Inventories                                       301              (224)
               Prepaid Expenses                                  (29)              (45)
               Other                                              (7)              (74)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                   65                50
               Accrued Liabilities                               (35)             (291)
                                                               -----             -----

     Net Cash Provided (Used) by Operating Activities            393              (125)
                                                               -----             -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                          (29)             (134)
     Investment / Advances In Unconsolidate Investee               0               (33)
     Short Term Loan                                             (80)                0
                                                               -----             -----
     Net Cash Used in Investing Activities                      (109)             (167)
                                                               -----             -----

Cash Flows from Financing Activities:
     Net Borrowings (Repayments) Under Line of Credit            (35)              207
     Repurchase of stock                                           0                (6)
     Net Payments Long Term Debt                                (119)                0
                                                               -----             -----

     Net Cash Provided (Used) in Financing Activities           (154)              201
                                                               -----             -----

     Net increase (Decrease) in Cash                             130               (91)

Cash at Beginning of Year                                        138               115
                                                               -----             -----

Cash at End of Period                                          $ 268             $  24
                                                               =====             =====


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                  (THOUSANDS)


                                                           1998    1997
                                                           ----    ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                    $ 93    $ 68
                                                           ====    ====

          Income Taxes Paid                                $ 53    $101
                                                           ====    ====




        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                           January 31, 1998 and 1997



Note 1
------

Basic and diluted earnings per common share are computed by using the weighted average number of common shares outstanding during each period: 1,467,854 shares in 1998 and 1,468,934 shares in 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128. "Earnings per Share." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS have been restated to conform with the provisions of FAS 128. The adoption of FAS 128 did not have a material impact on the Company'' earnings per share calculations.


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


Note 5
------

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses)

-----------------------------------------------------


in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
(SAFS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

The Company has not determined the impact of the above statements.


Note 6
------

The Company accounts for its investment in Core Software Technology (Core) on the equity method of accounting that requires the Company to record its shares of Core's earnings or losses. The investment in Core has been reduced to zero due to Core's accumulated losses. During fiscal 1997, the Company had invested an additional $33,326 in Core which had been written off due to expected losses at Core during the same period. During the first quarter of fiscal 1998, the Company has not invested any additional funds in Core and therefore has no losses associated with its investment. At January 31, 1998 and 1997 the Company owned approximately 19.8% and 23.5% respectively of the issued and outstanding common stock of Core.


Note 7
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of January 31, 1998, the Company's unpaid balance is $80,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at January 1998 of $2,343,000 has increased slightly when compared to $2,267,000 at October 1997 and $2,235,000 at January 1997. The increase is primarily associated with the increased sales and profits shown in the first quarter of fiscal 1998. While the Company expended substantial funds in 1997 on capital expenditures and the new Arizona facility, there are no plans in 1998 for major outlays of cash.

The Company's credit agreement provides for a total line of credit of $4,250,000, of which $2,600,000 is for working capital, $900,000 long term machinery and equipment loan, and $750,000 line for the acquisition of additional equipment. At January 1998, the Company had approximately $1,270,000 available under the working capital line and $650,000 available under the equipment line as compared to $1,235,000 and $650,000, respectively, at October 1997 and $893,000 and $300,000, respectively, at January 1997. The Company believes the lines of credit are adequate to fund the working capital requirements during fiscal 1998 and anticipated equipment purchases in fiscal 1998. The Company's credit agreement terminates in August 1998 unless extended in writing by the lender. The company has no reason to believe that the lender will not extend the line of credit. However, there can be no assurance the Company will be able to extend the agreement

The Company expended $29,000 on new equipment during the first quarter of 1998. The Company anticipates additional equipment purchases during 1998, however it currently does not have plans for any major equipment purchases or facility expansion. The Company's current equipment line of credit of $650,000 is expected to be adequate to fund all of the additional equipment purchases.


RESULTS OF OPERATIONS
---------------------

Sales for the first quarter of 1998 showed a 28% increase over the same period in 1997. While the increase in sales for the quarter is considered an indication of the continuation of demand for the Company's services and a strong economy, sales for the first quarter of 1997 were also lower due to a longer than normal shutdown during the holidays and timing of shipments to customers during the period. The Company's total backlog of $9,014,000 at January 1998 shows a slight improvement as compared to $8,075,000 at October 1997. While the backlog at January 1998 is more reflective of the Company's backlog during the last few years, it is difficult at this juncture to determine the state of the economy and the Company's market. With the current backlog, the Company does anticipate the second quarter's sales to continue to be strong.

Operating profits of $315,000 for the quarter ended January 1998, as compared to $208,000 for January 1997 directly reflect the Company's increased sales activity for the first quarter. In addition the Company, during the first quarter of 1997, absorbed some of the non-capital costs associated with the building-out and move into the new Arizona facility in 1997. The combination of the increased borrowings under the Company's working capital line and the equipment purchases in 1997, are the factors in a 37% increase in interest expense during 1998.

Forward-looking statements represent the Company's current analysis of trends and information. Actual results could be affected by a variety of factors.



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



Date  March 5, 1998          By  /s/ Duane L. Femrite
      -------------              --------------------
                                  Duane L. Femrite
                                  President, Chief Executive Officer,
                                  Chief Operating Officer,
                                  Chief Financial Officer, and Director