Form 10QSB
period 1998-04-30
ATHANOR GROUP INC
filed 1998-06-15
CIK 278314

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   April 30, 1998  Commission File Number 2-63481
                    ------------------------------------------------------------


                              Athanor Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

           California                          95-2026100
--------------------------------    ---------------------------------
(State or other jurisdiction        (IRS Employer Identification No.)
incorporation of organization)

            921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (909) 467-1205
                                                    ----------------------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,462,854 shares as of April 30, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      APRIL 30, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)


                                    ASSETS
                                    ------

                                                                       1998           1997
                                                                       ----           ----
Current Assets:
     Cash                                                            $   626        $   138
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $14
       and $12                                                         2,669          2,799

     Notes Receivable:
       Net of Allowance of $534                                          224             40

     Inventories:
       Raw Materials                                                     606            637
       Work in Progress                                                  624            597
       Finished Goods                                                  2,123          2,237
                                                                      ------         ------
                                                                       3,353          3,471

     Prepaid Expenses                                                     22             18
     Deferred Income Tax Asset                                           174            174
                                                                      ------         ------
          Total Current Assets                                         7,068          6,640


Property, Plant and Equipment, at Cost                                 5,701          5,625
     Less Accumulated Depreciation and
        Amortization                                                   4,007          3,785
                                                                      ------         ------
            Net Property, Plant and Equipment                          1,694          1,840

Other Assets                                                             168            139
                                                                      ------         ------

                                                                     $ 8,930        $ 8,619
                                                                      ======         ======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                             ATHANOR GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                     APRIL 30, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                      1998           1997
                                                                      ----           ----
Current Liabilities:

     Notes Payable                                                   $ 1,625        $ 1,365
     Current Portion of Long-Term Debt                                   595            595
     Accounts Payable                                                  1,738          1,718
     Accrued Expenses                                                    705            695
                                                                      ------         ------

          Total Current Liabilities                                  $ 4,663        $ 4,373


Long-Term Debt, Less Current Portion                                     914          1,194


Noncurrent Deferred Income Tax Liability                                  80             80

Stockholders' Equity:

     Common Stock                                                         15             15
     Additional Paid-In Capital                                        1,447          1,447
     Retained Earnings                                                 1,811          1,510
                                                                      ------         ------

          Total Stockholders' Equity                                   3,273          2,972
                                                                      ------         ------


                                                                     $ 8,930        $ 8,619
                                                                      ======         ======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                       1998            1997
                                                                       ----            ----
Net Sales                                                            $ 12,709        $ 11,500

Cost of Sales                                                          10,683           9,756
                                                                      -------         -------

          Gross Profit                                                  2,026           1,744

Selling, General & Administrative                                       1,345           1,304
                                                                      -------         -------

          Operating Profit                                                681             440


Other Income (Expense)
     Interest Expense                                                    (164)           (147)
     Equity in Loss of Unconsolidated Investee                              0              45
     Miscellaneous - Net                                                   16              17
                                                                      -------         -------

          Earnings Before Income Taxes                                    533             355

Income Tax Expense                                                        219             146
                                                                      -------         -------

          NET EARNINGS                                               $    314        $    209
                                                                      =======         =======



Earnings Per Common Shares:

          Basic and Diluted                                          $   0.21        $   0.14
                                                                      =======         =======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                         THREE MONTHS ENDED APRIL 30,
                                  (THOUSANDS)


                                                                       1998           1997
                                                                       ----           ----
Net Sales                                                            $ 6,144        $ 6,375

Cost of Sales                                                          5,077          5,463
                                                                      ------         ------

          Gross Profit                                                 1,067            912

Selling, General & Administrative                                        701            680
                                                                      ------         ------

          Operating Profit                                               366            232


Other Income (Expense)
     Interest Expense                                                    (71)           (79)
     Equity in Loss of Unconsolidated Investee                             0             78
     Miscellaneous - Net                                                   1              5
                                                                      ------         ------

          Earnings Before Income Taxes                                   296            236

Income Tax Expense                                                       122             97
                                                                      ------         ------

          NET EARNINGS                                               $   174        $   139
                                                                      ======         ======



Earnings Per Common Shares:

          Basic and Diluted                                          $  0.12        $  0.09
                                                                      ======         ======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                        SIX MONTHS ENDED APRIL 30, 1998
                                  (THOUSANDS)

                                        Common Stock
                                    (25,000,000 Shares           Additional
                                        Authorized)               Paid-In            Retained
                                  Shares       Par Value          Capital            Earnings             Total
                                  ------       ---------          -------            --------             -----
Balance at
   October 31, 1997               1,468        $     15           $  1,447            $  1,510           $  2,972

Retirement Common Stock              (5)                                                   (13)               (13)

Net Earnings for
   Six Months Ended
   April 30, 1998                                                                          314                314
                                 ------         -------            -------             -------            -------

                                  1,463        $     15           $  1,447            $  1,811              3,273
                                 ======         =======            =======             =======            =======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                           1998                 1997
                                                                           ----                 ----
Cash Flows From Operating Activities
     Net Earnings                                                        $   314             $   209
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
               Equity in Loss of Unconsolidated Investee                       0                 (45)
               Depreciation and Amortization                                 223                 132
     (Increase) Decrease in Operating Assets:
               Trade Receivables                                              14                (445)
               Inventories                                                   118                (638)
               Prepaid Expenses                                               13                  18
               Other                                                         (30)                (98)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                               20                 860
               Accrued Liabilities                                            10                 178
                                                                          ------              ------

     Net Cash Provided (Used) by Operating Activities                        682                 171
                                                                          ------              ------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                      (76)               (599)
     Investment / Advances In Unconsolidated Investee                        (35)                 45
     Short Term Loan                                                         (50)                  0
                                                                          ------              ------
     Net Cash Used in Investing Activities                                  (161)               (554)
                                                                          ------              ------

Cash Flows from Financing Activities:
     Net Borrowings (Repayments) Under Line of Credit                        260                 277
     Repurchase of stock                                                     (13)                 (6)
     Net Payments Long Term Debt                                            (280)                148
                                                                          ------              ------

     Net Cash Provided (Used) in Financing Activities                        (33)                419
                                                                          ------              ------

     Net increase (Decrease) in Cash                                         488                  36

Cash at Beginning of Year                                                    138                 115
                                                                          ------              ------

Cash at End of Period                                                    $   626             $   151
                                                                          ======              ======

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                          SIX MONTHS ENDED APRIL 30,
                                  (THOUSANDS)

                                                                          1998              1997
                                                                          ----              ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                                  $ 164             $ 147
                                                                          ====              ====


          Income Taxes Paid                                              $ 114             $ 161
                                                                          ====              ====

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                            April 30, 1998 and 1997


Note 1
------

Basic and diluted earnings per common share are computed by using the weighted average number of common shares outstanding during each period: 1,462,854 shares in 1998 and 1,468,934 shares in 1997.

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


Note 6
------

In prior years, the Company has accounted for its investment in Core Software Technology (Core) on the equity method of accounting, which requires the Company to record its shares of Core's earnings or losses. The investment in Core had been reduced to zero due to Core's accumulated losses. During the first six months of 1997 the Company recovered $45,000 of investment in Core which had previously been written off. During the first six months of fiscal 1998, the Company has invested $35,000 of additional funds in Core. For years beginning in fiscal 1998, the Company is carrying its investment in Core at cost, due to its percentage reduction in ownership interest and its continuation as the senior secured lender. At January 31, 1998 and 1997 the Company owned approximately 19.8% and 23.5% respectively of the issued and outstanding common stock of Core.


Note 7
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of April 30, 1998, the Company's unpaid balance is $40,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's working capital has continued to show a slight improvement during fiscal 1998. During 1997 the company had an aggressive capital expenditure and facility expansion program. The combination of these two items consumed a substantial amount of cash. The Company completed those programs during 1997 and currently has no plans for major outlays of cash during 1998, other than planned equipment purchases.

The Company expended $76,000 on new equipment during the first six months of 1997. In addition, the Company has ordered $100,000 of the new equipment for delivery in September 1998. The Company anticipates ordering additional equipment during 1998 of $300,000 to $400,000, with some deliveries in early fiscal 1999. The Company's current equipment line of credit of $650,000 is expected to be adequate to fund all of the additional equipment purchases.

The Company's credit agreement provides for a total line of credit of $4,250,000, of which $2,600,000 is for working capital, $900,000 long term machinery and equipment loan, and $750,000 line for the acquisition of additional equipment. At April 1998, the Company had approximately $975,000 available under the working capital line and $650,000 available under the equipment line as compared to $1,250,000 and $650,000, respectively, at October 1997 and $983,000 and $300,000, respectively, at April 1997. The Company believes the lines of credit are adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 1998. The Company's credit agreement terminates in August 1998 unless extended in writing by the lender. The Company has no reason to believe that the lender will not extend the line of credit. However, there can be no assurance the Company will be able to extend the agreement.


RESULTS OF OPERATIONS
---------------------
Sales for the first six months of fiscal 1998 have increased 11% over 1997. However, sales for the three months ended April 1998 are 6% lower than the first quarter of 1998 and show a 4% decrease over the same period in 1997. While the first quarter sales for 1998 were higher than anticipated, the second quarter is more reflective of the current business climate and demand for the Company's services. The Company has seen a gradual slow-down in its business the last three months, as customers have delayed shipment on existing orders and the Company's backlog has slipped. The Company's total backlog of $8,636,000 remains fairly strong, as compared to $8,075,000 at October 1997, but has declined from $9,014,000 at the end of the first quarter of 1998. In addition, the backlog reflects delayed shipments as sales for the second quarter of 1998 have declined. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. Is this a short-term blip or is the economy finally slowing down?

The Company's operating profits for the six months and three months ended April 1998 of $681,000 and $366,000 respectively, reflect increases of 55% and 58% when compared to 1997. Slower sales activity in the first quarter of 1997, along with non-capital costs associated with the building-out of the new Arizona facility, were the major causes of the increase over 1997 earnings. Also, during late 1996 and early 1997, as the Company staged itself for continued growth with the addition of manufacturing facilities, it added engineering, quality, and administrative personnel. During 1998 the Company has continually evaluated the overhead additions of 1997 and is streamlining operations where appropriate.

Forward-looking statements represent the Company's current analysis of trends and information. Actual results could be affected by a variety of factors.

                          PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The annual meeting of registrant was held May 7, 1998.

          (b) At the annual meeting, the following individuals were elected to the Board of Directors:

                         Gregory J. Edwards
                         Duane L. Femrite
                         Edmund R. Knauf, Jr.
                         Richard A. Krause
                         Robert W. Miller



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



                                ATHANOR GROUP, INC.



Date   6/11/98                  By    /s/ Duane L. Femrite
    ------------------            --------------------------------
                                   Duane L. Femrite
                                   President, Chief Executive Officer,
                                   Chief Operating Officer,
                                   Chief Financial Officer, and Director