Form 10QSB
period 1998-07-31
ATHANOR GROUP INC
filed 1998-09-14
CIK 278314

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   July 31, 1998           Commission File Number 2-63481
                 ---------------------------------------------------------------


                              Athanor Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

          California                                95-2026100
------------------------------      --------------------------------------------
(State or other jurisdiction        (IRS Employer Identification No.)
incorporation of organization)

            921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code  (909) 467-1205
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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,462,854 shares as of July 31, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      JULY 31, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)


                                    ASSETS
                                    ------

                                                                              1998                        1997
                                                                              ----                        ----
Current Assets:
   Cash                                                                $       254              $          138
   Trade Receivables, Less Allowance
    for Doubtful Accounts of $13,000
    and $12,000                                                              2,493                       2,799

   Notes Receivable:
    Net of Allowance of $534,062                                               102                          40

   Inventories:
    Raw Materials                                                              704                         637
    Work in Progress                                                           655                         597
    Finished Goods                                                           1,953                       2,237
                                                                        ----------               -------------
                                                                             3,312                       3,471

   Prepaid Expenses                                                             41                          18
   Deferred Income Tax Asset                                                   174                         174
                                                                        ----------               -------------
       Total Current Assets                                                  6,376                       6,640


Property, Plant and Equipment, at Cost                                       5,706                       5,625
   Less Accumulated Depreciation and
     Amortization                                                            4,117                       3,785
                                                                        ----------               -------------
        Net Property, Plant and Equipment                                    1,589                       1,840

Other Assets                                                                   290                         139
                                                                        ----------               -------------

                                                                       $     8,255              $        8,619
                                                                        ==========               =============

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      JULY 31, 1998 AND OCTOBER 31, 1997
                                  (THOUSANDS)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                           1998                        1997
                                                                           ----                        ----
Current Liabilities:

   Notes Payable                                                       $     1,027              $        1,365
   Current Portion of Long-Term Debt                                           583                         595
   Accounts Payable                                                          1,571                       1,718
   Accrued Expenses                                                            829                         695
                                                                        ----------               -------------

       Total Current Liabilities                                       $     4,010              $        4,373


Long-Term Debt, Less Current Portion                                           794                       1,194


Noncurrent Deferred Income Tax Liability                                        80                          80

Stockholders' Equity:

   Common Stock                                                                 15                          15
   Additional Paid-In Capital                                                1,447                       1,447
   Retained Earnings                                                         1,909                       1,510
                                                                        ----------               -------------

       Total Stockholders' Equity                                            3,371                       2,972
                                                                        ----------               -------------


                                                                       $     8,255              $        8,619
                                                                        ==========               =============


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                             ATHANOR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          NINE MONTHS ENDED JULY 31,
                                  (THOUSANDS)



                                                                            1998                        1997
                                                                            ----                        ----
Net Sales                                                              $    18,287              $       18,575

Cost of Sales                                                               15,356                      15,588
                                                                        ----------               -------------

       Gross Profit                                                          2,931                       2,987

Selling, General & Administrative                                            2,008                       2,014
                                                                        ----------               -------------

       Operating Profit                                                        923                         973


Other Income (Expense)
   Interest Expense                                                           (241)                       (231)
   Equity in (Loss) Recovery of Unconsolidated Investee                          0                         225
   Miscellaneous - Net                                                          15                          19
                                                                        ----------               -------------

       Earnings Before Income Taxes                                            697                         986

Income Tax Expense                                                             285                         401
                                                                        ----------               -------------

       NET EARNINGS                                                    $       412              $          585
                                                                        ==========               =============

Earnings Per Common Shares:

       Basic and Diluted                                               $      0.28              $         0.40
                                                                        ==========               =============


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          THREE MONTHS ENDED JULY 31,
                                  (THOUSANDS)


                                                                          1998                        1997
                                                                          ----                        ----
Net Sales                                                              $     5,578              $        7,075

Cost of Sales                                                                4,673                       5,832
                                                                        ----------               -------------

       Gross Profit                                                            905                       1,243

Selling, General & Administrative                                              663                         710
                                                                        ----------               -------------

       Operating Profit                                                        242                         533


Other Income (Expense)
   Interest Expense                                                            (77)                        (84)
   Equity in (Loss) Recovery of Unconsolidated Investee                          0                         180
   Miscellaneous - Net                                                          (1)                          2
                                                                        ----------               -------------


       Earnings Before Income Taxes                                            164                         631

Income Tax Expense                                                              66                         255
                                                                        ----------               -------------

       NET EARNINGS                                                    $        98              $          376
                                                                        ==========               =============


Earnings Per Common Shares:

      Basic and Diluted                                                $      0.07              $         0.26
                                                                        ----------               -------------


         NET EARNINGS                                                  $      0.07              $         0.26
                                                                        ==========               =============


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                             ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                       NINE MONTHS ENDED JULY 31, 1998
                                  (THOUSANDS)


                                             Common Stock
                                         (25,000,000 Shares                Additional
                                             Authorized)                     Paid-In            Retained
                                      Shares            Par Value            Capital            Earnings           Total
                                      ------            ---------            -------            --------           -----
Balance at
  October 31, 1997                       1,468       $           15       $      1,447       $       1,510       $   2,972

Retirement Common Stock                     (5)                                                        (13)            (13)

Net Earnings for
 Nine Months Ended
  July 31, 1998                                                                                        412             412
                                    ----------        -------------        -----------        ------------        --------

                                             0       $           15       $      1,447       $       1,909       $   3,371
                                    ==========        =============        ===========        ============        ========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          NINE MONTHS ENDED JULY 31,
                                  (THOUSANDS)

                                                                     1998                     1997
                                                                     ----                     ----
Cash Flows From Operating Activities
     Net Earnings                                               $         412             $        585
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
           Equity in Loss of Unconsolidated Investee                        0                     (225)
           Provision for Deferred Income Taxes                              0                       89
           Depreciation and Amortization                                  333                      236
           Amortization of Def. Gain on Sale & Leaseback                    0                        0
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                        190                     (461)
               Inventories                                                159                     (590)
               Prepaid Expenses                                            (6)                       8
               Other                                                      (80)                     (63)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                          (147)                     418
               Accrued Liabilities                                        134                       34
                                                                 ------------              -----------

     Net Cash Provided (Used) by Operating Activities                     995                       31
                                                                 ------------              -----------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                   (81)                  (1,048)
     Investment / Advances In Unconsolidated Investee                     (35)                     225
     Short Term Loan                                                        0                        0
     Investment - Common Stock                                                                       0
                                                                 ------------              -----------
     Net Cash Used in Investing Activities                               (116)                    (823)
                                                                 ------------              -----------

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit                     (338)                     491
     Repurchase of stock                                                  (13)                      (8)
     Net Payments Long Term Debt                                         (412)                     391
                                                                 ------------              -----------

     Net Cash Provided (Used) in Financing Activities                    (763)                     874
                                                                 ------------              -----------

     Net increase (Decrease) in Cash                                      116                       82

Cash at Beginning of Year                                                 138                      115
                                                                 ------------              -----------

Cash at End of Period                                           $         254             $        197
                                                                 ============              ===========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                          NINE MONTHS ENDED JULY 31,
                                  (THOUSANDS)


                                                                    1998                    1997
                                                                    ----                    ----
Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                         $       241             $       231
                                                                 ==========              ==========


          Income Taxes Paid                                     $       114             $       313
                                                                 ==========              ==========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                             July 31, 1998 and 1997


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

-----------------------------------------------------


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

Note 6
------

In prior years, the Company has accounted for its investment in Core Software Technology (Core) on the equity method of accounting, which requires the Company to record its shares of Core's earnings or losses. The investment in Core has been reduced to zero due to Core's accumulated losses. During the first nine months of fiscal 1997, the Company had recovered $225,000 ($180,000 in the third quarter) of investment in Core which had previously been written off. During the first nine months of fiscal 1998, the Company has invested $35,000 of additional funds in Core. For years beginning in fiscal 1998, the Company is carrying its investment in Core at cost, due to its percentage reduction in ownership interest and its continuation as the senior secured lender. At July 1998

-----------------------------------------------------


and 1997 the Company owned approximately 18.3% and 23.5% respectively of the issued and outstanding common stock of Core.

Note 7
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of July 31, 1998, the Company's unpaid balance is $40,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital has continued to show a slight improvement during fiscal 1998. During 1997 the company had an aggressive capital expenditure and facility expansion program. The combination of these two items consumed a substantial amount of cash. The Company completed those programs during 1997 and currently has no plans for major outlays of cash during 1998, other than planned equipment purchases. In addition, the current slowdown in sales for the last six months of 1998 has left the Company tentative about the economic climate and the near term impact. The Company has decided to proceed cautiously, invest in new equipment diligently and wait for a clearer picture of the economy.

The Company expended $81,000 on new equipment during the first six months of 1998. In addition, the Company has ordered $100,000 of the new equipment for delivery in September 1998. The Company anticipates ordering additional equipment during 1998 of $200,000 to $300,000, with some deliveries in early fiscal 1999.

The Company's credit agreement provides for a total line of credit of $4,250,000, of which $2,600,000 is for working capital, $900,000 long term machinery and equipment loan, and $750,000 line for the acquisition of additional equipment. At July 1998, the Company had approximately $1,558,000 available under the working capital line and $650,000 available under the equipment line as compared to $1,250,000 and $650,000, respectively, at October 1997 and $769,000 and $300,000, respectively, at July 1997. The Company believes the lines of credit are adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 1998. In August 1998 the Company completed an amendment to its credit agreement which extends the agreement to August 1999.

RESULTS OF OPERATIONS
---------------------

Sales for the first nine months of fiscal 1998 have decreased less than 2% from 1997. However, sales for the three months ended July 1998 are 9% lower than the second quarter of 1998 and show a 21% decrease over the same period in 1997. While the first quarter sales for 1998 were higher than anticipated, the second and third quarters have been more reflective of the current business climate and demand for the Company's services. The Company has seen a gradual slow-down in its business the last six months, as customers have delayed shipment on existing orders and the Company's backlog has slipped. The Company's total backlog of $7,310,000 remains fairly strong, as compared to $8,075,000 at October 1997, but has declined from $9,014,000 at the end of the first quarter of 1998. In addition, the backlog reflects delayed shipments as sales for the third quarter of 1998 have declined. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. At the end of April 1998 we were wondering if the slowdown was a short-term blip or was the economy finally slowing down? We are still looking for the answer and proceeding cautiously until we see signs of a stronger economy.

The Company's operating profits for the nine months and three months ended April 1998 of $923,000 and $242,000 respectively, reflect decreases of 5% and 55% when compared to 1997. While sales and profits for the nine months ended 1998 and 1997 are very similar, the decline in sales the last quarter is directly related to the reduction in profits for the quarter ended July 1998. During the first and second quarters of 1997, the Company absorbed non-capital costs associated with the building-out of the new Arizona facility and also added substantial overhead as needed to deal with the ever-increasing customer demands for quality and delivery. During 1998 the Company has continually evaluated the overhead additions of 1997 and is streamlining operations where appropriate, especially in light of the current economic climate.

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


                                       ATHANOR GROUP, INC.



Date   September 10, 1998              By    /s/ Duane L. Femrite
    -------------------------             ---------------------------------
                                          Duane L. Femrite
                                          President, Chief Executive Officer,
                                          Chief Operating Officer,
                                          Chief Financial Officer, and Director