Form 10KSB40
period 1998-10-31
ATHANOR GROUP INC
filed 1999-01-28
CIK 278314

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-KSB

  X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
-----
Act of 1934 for the fiscal year ended October 31, 1998, or

     Transition Report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934.

Commission file number             2-63481
                      ----------------------------------------------------------
                              ATHANOR GROUP, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

          CALIFORNIA                                             95-2026100
-------------------------------                            ---------------------
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)

            921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

The Company's telephone number, including area code       (909) 467-1205
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                  on which registered
     -------------------                 ---------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /
                                 -----

Issuer's revenues for its most recent fiscal year were $23,635,679.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998 amounted to $1,736,877.

The registrant had 1,458,854 shares of common stock outstanding as of December 31, 1998.

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

       ATHANOR GROUP, INC. ("the Company") was incorporated under the laws of the State of California in 1958, under the name ALGERAN, INC.

BUSINESS DEVELOPMENT
--------------------

       SUBSIDIARY CORPORATION

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

THE SCREW MACHINE PRODUCTS INDUSTRY IN GENERAL
----------------------------------------------

       It is estimated that there are in excess of 1600 manufacturing companies making screw machine products in the Untied States. Screw machine products usually are component parts for use in machines, appliances, automobiles, and similar durable goods; they also have a wide variety of uses in individual, industrial, military, and consumer products. These parts must be manufactured strictly to customer's specifications and must be of precise dimensions, demanding close individual control during production. The Company does not own the designs for any of the products produced for customers. Historically, the screw machine products industry has been extremely sensitive to downturns in the general economy

       In meeting customer orders, the Company manufactures a wide range of products. Before placing an order, a customer provides the Company with detailed drawings and specifications for a specific product. Based upon these drawings and specifications, the Company prepares a quote to manufacture the product. Once the customer agrees to this quote, manufacturing of the product is scheduled. Quality control inspections are made throughout the manufacturing process. Emphasis is placed on quality in design. This supports the Company's program of defect prevention rather than defect detection. This approach has resulted in significantly lower costs through the reduction of scrap and associated indirect labor. Upon completion of the manufacturing process, a final inspection is made to determine whether the product conforms to the customer's specifications. If the product fails to conform to the customer's specifications, the Company will correct the problem at its own expense.

       Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. The projected completion of the process and certification for this International Quality Standard will be completed in early 1999. The Company is currently using an outside consultant to assist in the design and implementation of the requirements to meet this quality standard.

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

       All of the Company's business consists of the production of component parts of proprietary products for other companies. A number of these companies have the capacity to perform this work themselves, but purchase these components from the Company for competitive reasons. Should these companies decide in the future to do this work themselves, the business of the Company could be adversely affected.

       An additional benefit of the new manufacturing software system is the ability to generate backlog figures in various forms. In the past, the Company's system was designed to only generate unproduced backlog amounts. As of October 31, 1998, the Company's total backlog amounted to approximately $6,986,000 (compared to $3,607,000 of unproduced backlog) of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 1998. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery is changed. There is no assurance that the total backlog will result in completed sales. However, the company has not experienced significant cancellations in its recent past. The Company's unproduced backlog, as of October 31, for the past three years was as follows:
1997 - $4,957,000, 1996 -$6,184,000, 1995 - $6,134,000.

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

       All of the metals purchased by the Company, for customer jobs, either become product or are reclaimed, to be used in another process. The reclamation of scrap material is very important in the manufacturing of screw machine products. The value received from the sale of scrap is an essential element in the pricing and profitability of each job. All reclaimed scrap is either sold back to the mills or sold to a scrap dealer. In the case of brass, the scrap is sold back to the supplying mill at a price established by the mill. Aluminum and stainless scrap is sold to various scrap dealers at a price established by the market demand. Both the cost of the material and the anticipated return on the sale of scrap are considered in preparing a quote for a particular job. The Company's principal suppliers are: Chase Brass and Copper Company, Cerro Metal Products, Bralco Metals, Joseph T. Ryerson and Son, Inc., and Carpenter Technology.

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

       EMPLOYEES

       The Company and its subsidiaries employed, on a full-time basis, one hundred and sixty (160) persons on October 31, 1998, of which twelve (12) were general and administrative, three (3) were in marketing and sales, and one hundred and forty-five (145) were production personnel.

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

       ENVIRONMENTAL

       During 1992, perchloroethylene contamination was found in the ground soil below the Alger manufacturing facility. The Company completed initial soil testing in 1992 subsequently did additional testing during 1993. The appropriate local agencies were notified of the results of the Preliminary Environmental Site Investigations. The Company is currently awaiting direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated. As of October 31, 1996 and 1997, a provision of $265,262, had been accrued for the estimated costs of this remediation. During 1998 the Company hired an environmental engineer to start the process of further investigation of the site. The company has advanced $20,000 during fiscal 1998 for the initial stages of this investigation, leaving a provision of $245,622 as of October 1998. It is anticipated that sometime in the near future a more comprehensive analysis will be completed and a plan of remediation will be approved. It is estimated that the costs associated with the remediation will be expended over a two to four year period. Although the matter has not been fully investigated, the Company believes that its insurance may recover a portion of the remediation cost; however, the Company has not recognized any potential recovery in its financial statements.

       SALES PRACTICES

       Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 1998, 1997, and 1996 was as follows:

                      Dollar Amount of Total Sales (000's)
                      ------------------------------------

                                 1998      1997      1996
                                -------   -------   -------
      California                $ 6,328   $ 6,483   $ 5,389
      Other Western States        4,194     3,954     4,431
      All Others                  9,030     9,713     7,458
      Scrap                       4,084     4,729     4,725
                                -------   -------   -------
                                $23,636   $24,879   $23,744
                                -------   -------   -------

                           Percentage of Total Sales
                           -------------------------

                                 1998      1997      1996
                                -------   -------   -------
      California                  27%       26%       30%
      Other Western States        18        16        19
      All Others                  38        39        31
      Scrap                       17        19        20
                                 ---       ---       ---
                                 100%      100%      100%

       Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 1998, 1997, and 1996, foreign sales represented less than one-half of one per cent of total sales.

       The Company believes that its sales effort outside of its local sales territories, specifically Southern California and recently Arizona, is unique to the screw machine industry, since generally screw machine companies are localized in their sales and operations. The addition of qualified manufacturers' representatives is, and has been for many years, an integral part of the Company's strategy for continued growth outside of these traditional sales territories.

       The Company uses many methods to advertise its capabilities including sales brochures, directory advertising, and trade shows. The Company also uses a sales video, the latest vehicle for visual communication. The video has proven to be an excellent sales tool to communicate the Company's capabilities. A prospective customer, as well as existing customers, have the opportunity to see the inside workings of the Company's manufacturing facilities and to generate a sense of confidence in the Company's ability to produce a product to the customer's required specifications and quantities. Alger has established a home page on the World Wide Web. Alger capabilities can be viewed using http://www.alger1.com.

       CUSTOMERS

       The Company manufactures parts for a variety of customers.  During
1998 there was one customer, from multiple divisions, which accounted for approximately 10.1% of the Company's consolidated revenues. The Company does not believe that the loss of this customer would have a material adverse effect on its overall operations. The products associated with this customer require substantial outside processing and the actual utilization on the Company's facilities required for this customer is substantially less than 10%.

       During 1998, less than 1% of the Company's business was government related.

Item 2.  DESCRIPTION OF PROPERTY

       PROPERTIES

       The Company and its subsidiary, Alger, lease office and manufacturing space in Ontario, California, and in Glendale, Arizona. Alger leases three manufacturing facilities: 35,600 square feet and 17,000 square feet in Ontario on leases ending September 2002, and 15,700 square feet in Glendale, Arizona on a lease ending October 2001. The Company leases the above properties at rates ranging from $.28 triple net to $.38 gross per square foot. The Company believes that its manufacturing facilities are adequate for the current operations. The Company uses office space at the Ontario facility to house its corporate office.

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

                               Market Information
                               ------------------

                12/31/98   9/30/98   6/30/98   3/31/98
                --------   -------   -------   -------
       Ask       3 19/32     3 1/4     2 7/8     2 3/8
       Bid       1 21/32   1 21/32   1 13/16     1 3/4

                12/31/97   9/30/97   6/30/97   3/31/97
                --------   -------   -------   -------
       Ask         3 1/8     3 3/8     2 7/8     2 7/8
       Bid         2 1/4     2 5/8     2 3/8    2 3/16

                12/31/96   9/30/96   6/30/96   3/31/96
                --------   -------   -------   -------
       Ask         3         3 1/2     3 3/8     1 3/4
       Bid         1 7/8     2 1/8     2 3/4     1 3/8

       As of December 31, 1998, the approximate number of shareholders of record of common shares was 253.

       No dividends were declared during the fiscal year ended October 31, 1998, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

       Except for historical facts, this Report contains forward-looking statements concerning the Company's business outlook and plans, future cash requirements and capital expenditure requirements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and outcomes are subject to risks and uncertainties. The forward-looking statements are, therefore, subject to change at any time. Actual results could differ materially from expected results expressed in any such forward-looking statements based on numerous factors, including the level of customer demand, the cost and availability of raw materials, changes in the competitive environment, the Company's ability to achieve cost reductions and efficiencies, the Company's ability to attract and retain skilled employees and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission Filings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The following table summarizes the changes in working capital for the fiscal years 1998, 1997, and 1996 (Thousands of Dollars).

                                    1998     1997     1996
                                   ------   ------   ------
          Current Assets           $6,294   $6,600   $6,097
          Current Liabilities      $4,013   $4,373   $3,706
          Working Capital          $2,281   $2,227   $2,391

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1997

     The Company's working capital as of October 1998 remained fairly constant as compared to 1997. While 1998 started out to be a very good year with sales and profit increases, the business climate started to deteriorate in the second quarter and continued during the last half of the year. With sales and backlog declining, the Company decided not to make any new major equipment purchases that were not absolutely necessary, until there was a clearer picture of where the economy was headed. As such, the Company only purchased $93,000 of equipment in 1998 as compared to $1,214,000 in 1997. In addition, the Company has approximately $170,000 of additional equipment on order for delivery in late 1998 and early 1999.

     In August 1998 the Company completed an amendment to its credit agreement extending the agreement to August 31, 1999. The amended credit agreement maintained the Company's working capital line of $2,600,000. The amended agreement provided for a new term loan not to exceed $483,333. In addition, the amended agreement continued a new equipment line to $750,000 (with a balance available of $650,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 85% of the purchase price of equipment. At October 31, 1998, the Company had approximately $1,185,000 available under the working capital line and $650,000 available under the new equipment line as compared to $1,235,000 and $650,000 respectively in 1997. The Company believes that the amended agreement is adequate to fund the Company's working capital requirements during fiscal year 1999 and anticipated equipment purchases.

     During 1998 the Company made additional loans to Core Software Technology
(Core) in the amount of $35,000. The total outstanding loans to date are $685,622. During 1997 Core repaid $225,116 of the loans and accrued interest. Core has been able to find other sources of financing to meet its working capital requirements, although it has yet to generate sufficient revenues and profits to cover its overhead. The outstanding balance, except for the $35,000 advanced in 1998, has been fully reserved in prior years pursuant to the equity method of accounting. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1996

     The Company's liquidity showed a small decrease between fiscal 1997 and 1996. However, accounts receivable and inventory increased by $500,000 or approximately 9% over

1996. In a year when sales only increased by approximately 5%, such large increases put a substantial burden on working capital. Such increases, especially in inventory, were the continuation of the increasing customer requirements in a very competitive business environment. It is the Company's opinion that the ability to meet these requirements sets it apart from many of its competitors. The Company funded the increases in current assets through its working capital line of credit as well as an increase in accounts payable.

     In July 1997 the Company completed an amendment to its credit agreement, extending the agreement to August 31, 1998. The amended credit agreement increased the Company's working capital line to $2,600,000. The Company's long-term equipment loan of $900,000 with a balance owing of $650,000 as of October 1997 remained intact. The net effect of the amended credit agreement was to increase available financing by approximately $400,000. In addition, the amended agreement increased a new equipment line to $750,000 (with a balance available of $650,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 85% of the purchase price of equipment. At October 31, 1997, the Company had approximately $1,235,000 available under the working capital line and $650,000 available under the new equipment line as compared to $1,260,000 and $300,000 respectively in 1996.

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

RESULTS OF OPERATIONS
---------------------

     The following table summarizes the results of operations for the fiscal years 1998, 1997, and 1996 (Thousands of Dollars):

                                 1998      1997      1996
                                -------   -------   -------
          Sales                 $23,636   $24,879   $23,744
          Cost of Sales         $19,855   $21,189   $19,911
          Operating Profit      $ 1,063   $   998   $ 1,178
          Net Earnings          $   455   $   483   $   529

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1997

     Sales for 1998 declined 5% as compared to 1997. However, sales for 1998 were volatile, as the first quarter sales showed a 28% increase to a 21% decline in sales the third quarter as compared to 1997. The Company's backlog seemed to follow right along as it increased to $9,014,000 at the end of the first quarter and ended at $6,986,000 as of October 1998 as compared to $8,075,000 at October 1997. The decline in sales and backlog was gradual and consistent during the last half of fiscal 1998. There is no one factor other than a general slowdown in business across the Company's customer base. The Company was expecting, but not sure to what extend sales would be affected by the economic problems in Asia and Europe, as we are not always sure to what extent the component parts we produce go into products for export. Based on the current backlog, sales for the first quarter of fiscal 1999 are expected to be substantially lower than in fiscal 1998. It is difficult at this time to determine how long the current slowdown will continue.

     The Company's operating profits increased 6.5% and the cost of sales declined by 1% as compared to 1997. Considering the decline in sales during fiscal 1998, the Company stressed cost cutting and deferral of optional repairs and maintenance. In addition, some raw materials declined as the market across the country became more competitive and an oversupply of material existed. The effect of such a decline in the cost of raw materials is to increase the gross profit percent and reduce cost of sales as a percent of sales. 1997 also absorbed the non-capitalized costs of building out the new facility in Arizona, which amounted to approximately $40,000.

     Interest expense decreased 10% in 1998 as compared to 1997. This decrease was due to lower sales and a reduction in financing costs associated with the accounts receivable line of financing.

     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1996

     While sales for the fiscal year 1997 improved by approximately 5%, operating profits declined by approximately 15% as compared to 1996. The main reasons for this decline were related to the non-capital costs associated with building out a new facility in Glendale, Arizona and added overhead associated with the general growth of the company.

     During 1997 the company moved its Arizona manufacturing into a new and larger facility. While the move had been planned for almost a year, the non-capitalized costs associated with the move, of approximately $40,000, were all absorbed in 1997. This included the cost associated with closing down and clean up of the old facility. The new facility took approximately four months to become fully operational.

     The cost of sales increased in excess of 1% over 1996. During the past few years the Company had concentrated its equipment purchases in the larger diameter equipment. 1997 was no exception as the majority of new machines acquired were large diameter. This equipment has historically generated sales with a higher percentage of material, thereby increasing the overall cost of such sales. Also, during 1997 the Company added a substantial number of employees, increasing the employee base to 152 as compared to 132 at the end of 1996. Part of the increase in employees was to improve the Company's technical capabilities and part was to meet increasing customer requirements for special handling, packaging etc. While some of the additional labor associated with special customer requirements is built into customer contracts, the majority of the overhead added during 1997 was absorbed by the Company.

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

EFFECTS OF INFLATION
---------------------

          Inflation for the fiscal years ended 1998, 1997 and 1996 were minimal and had no effect on the Company's operations.

          In the past, the Company has not normally committed to long-term fixed price contracts. However, the current business climate, with customers placing longer-term contracts, has required the Company to commit to longer term fixed price contracts. If material price increases are unusually high, the Company has been able to request and usually get a price adjustment. However, the abnormally large increases in the cost of raw materials tends to skew the percentages when making cost comparisons between periods.

          The company is unable to predict if raw materials will experience similar increases as has taken place in previous years. If similar increases do occur in the future, the Company does not believe such increases would have a material effect on its operations.

YEAR 2000 COMPUTER REQUIREMENTS
-------------------------------

          During fiscal 1997, the Company established an enterprise-wide program to address its Year 2000 issues. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track to be completed before the year 2000. All applications that were previously not Year 2000 compliant have been replaced by new systems. The costs of new systems have been recorded as an asset and amortized. The portion of the costs associated with making the remaining applications, not covered by new systems, Year 2000 compliant is not considered to be material. Accordingly, the Company does not expect the Year 2000 effort to have a material impact on its results of operations, liquidity or financial condition. In addition, the Company has not deferred any other projects that will have a material impact on its results of operations, liquidity or financial condition.

          INFORMATION TECHNOLOGY ("IT") SYSTEMS
          -------------------------------------

          In conjunction with the establishment of its enterprise-wide Year 2000 program, the Company began converting its computer information systems to a new enterprise system, which is Year 2000 compliant. As of October 31, 1998, all implementations are complete.

          NON-IT SYSTEMS
          --------------

          Non-IT Systems may contain date sensitive, embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as telephone and heating and air conditioning units.

          As the Company is a product manufacturer, the "embedded chip" issue relates to equipment used by the Company and hence, primarily to the Company's manufacturing facilities. Facilities and equipment inventories and assessments are in progress. However, the majority of the Company's machinery is manually operated, and therefore is less affected by Year 2000 issues.

          The Company is also addressing the readiness of its critical suppliers and customers. All principal material and service suppliers and critical customers have been contacted to determine their level of readiness. The Company has a planned follow up to determine their progress. In certain areas where the Company relies on products supplied by manufacturers for systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

          COSTS
          -----

          The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $36,000. The total amount expended through October 1998, was approximately $13,000. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $23,000.

          RISKS AND CONTINGENCY PLANNING
          ------------------------------

          The Company has identified and assessed its areas of risk related to the Year 2000 problem. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

          The Year 2000 effort is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical suppliers and customers. The Company believes that, with the implementation of its new computer systems and upgrades and completion of the Year 2000 specific projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 7.    FINANCIAL STATEMENTS

TITLE                                                                 PAGE
--------------------------------------------------------------------------------
Independent Auditor's Report.........................................   14

Consolidated Balance Sheets
at October 31, 1998, and 1997........................................   15

Consolidated Statements of Earnings
for each of the three years ended October 31, 1998, 1997, and 1996...   17

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 1998 1997, and 1996....   18

Consolidated Statements of Cash Flows
for each of the three years ended October 31, 1998, 1997 and 1996....   19

Notes to Consolidated Financial Statements...........................   21

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             ATHANOR GROUP, INC.
                                AND SUBSIDIARY

                      Consolidated Financial Statements

                           October 31, 1998 and 1997

                  (With Independent Auditors' Report Thereon)


                         Independent Auditors' Report

The Board of Directors and Stockholders
Athanor Group, Inc.:

We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiary as of October 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiary as of October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998 in conformity with generally accounting principles.


/s/ KPMG Peat Marwick LLP


Los Angeles, California
December 17, 1998

ATHANOR GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

October 31, 1998 and 1997
--------------------------------------------------------------------------------

Assets                                                               1998             1997
                                                                  ----------       ----------
Current assets:
  Cash                                                            $  236,320          137,993
  Accounts receivable, net of allowance for doubtful
    accounts of $8,467 and $13,712 at October 31, 1998
    and 1997 (notes C and D)                                       2,368,775        2,683,318
  Other receivables                                                   29,344           99,463
  Income tax receivable                                                   --           16,749

  Inventories (notes C and D):
    Raw materials                                                    689,553          637,076
    Work in process                                                  438,308          596,783
    Finished goods                                                 2,290,331        2,236,895
                                                                  ----------       ----------

                                                                   3,418,192        3,470,754
                                                                  ----------       ----------

  Prepaid expenses                                                    37,275           18,470
  Deferred income tax assets (note E)                                204,319          173,342
                                                                  ----------       ----------

        Total current assets                                       6,294,225        6,600,089

Property, plant and equipment, net (notes B and F)                 1,543,895        1,840,467

Other assets (including related party receivable of $40,000)         387,732          178,545
                                                                  ----------       ----------

                                                                  $8,225,852        8,619,101
                                                                  ==========        =========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

October 31, 1998 and 1997
--------------------------------------------------------------------------------

                   Liabilities and Stockholders' Equity                           1998             1997
                                                                               ----------        ---------
Current liabilities:
  Note payable (note C)                                                        $1,273,034        1,365,497
  Current portion of long-term debt (note D)                                      546,085          594,685
  Accounts payable                                                              1,476,713        1,717,838
  Accrued liabilities:
    Salaries, wages and other compensation                                        261,685          252,392
    Income tax payable                                                             47,065               --
    Other                                                                         408,128          443,040
                                                                               ----------        ---------

        Total current liabilities                                               4,012,710        4,373,452
                                                                               ----------        ---------

Long-term debt, less current portion (note D)                                     679,512        1,193,494

Noncurrent deferred income tax liability (note E)                                 129,782           80,441

Stockholders' equity:
  Redeemable, convertible preferred stock, $3 stated value.
    Authorized 5,000,000 shares; none issued                                           --               --
  Common stock, $.01 par value. Authorized 25,000,000 shares; issued and
    outstanding 1,458,854 shares in 1998 and 1,467,934 shares in 1997              14,588           14,679
  Additional paid-in capital                                                    1,447,391        1,447,391
  Retained earnings                                                             1,941,869        1,509,644
                                                                               ----------        ---------

        Total stockholders' equity                                              3,403,848        2,971,714

Commitments (notes C, D and G)
                                                                               ----------        ---------

                                                                               $8,225,852        8,619,101
                                                                               ==========        =========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended October 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                1998             1997             1996
                                                            -----------       ----------       ----------
Net sales (note H)                                          $23,635,679       24,879,039       23,744,232
Cost of sales                                                19,855,347       21,189,044       19,910,869
                                                            -----------       ----------       ----------

      Gross profit                                            3,780,332        3,689,995        3,833,363

Selling, general and administrative expenses                  2,717,631        2,692,247        2,655,621
                                                            -----------       ----------       ----------

      Operating profit                                        1,062,701          997,748        1,177,742

Other income (expense):
  Interest expense                                             (299,484)        (333,677)        (279,779)
  Recoveries (write-offs) of advances to
    unconsolidated investee                                          --          225,116         (149,739)
  Other, net                                                     10,655          (57,616)          58,197
                                                            -----------       ----------       ----------

      Earnings before income taxes                              773,872          831,571          806,421

Income tax expense (note E)                                     319,163          348,504          277,183
                                                            -----------       ----------       ----------

      Net earnings                                          $   454,709          483,067          529,238
                                                            ===========       ==========       ==========
Net income per common share (note A):
  Basic                                                     $       .31              .33              .36
                                                            ===========       ==========       ==========

  Diluted                                                   $       .31              .33              .36
                                                            ===========       ==========       ==========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended October 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                      Preferred stock          Common stock          Additional         Retained
                                    -------------------     -------------------       paid-in           earnings
                                    Shares       Amount     Shares       Amount       capital           (deficit)        Total
                                    ------       ------     ------       ------      ----------         ---------        -----
Balance at October 31, 1995             --       $   --    1,471,434    $14,714       1,447,391          506,175       1,968,280

  Repurchase and retirement of
    common stock (note G)               --           --          (80)        (1)             --             (120)           (121)
  Net earnings for the year             --           --           --         --              --          529,238         529,238
                                    ------       ------    ---------    -------       ---------        ---------       ---------

Balance at October 31, 1996             --           --    1,471,354     14,713       1,447,391        1,035,293       2,497,397

  Repurchase and retirement of
    common stock (note G)               --           --       (3,420)       (34)             --           (8,716)         (8,750)
  Net earnings for the year             --           --           --         --              --          483,067         483,067
                                    ------       ------    ---------    -------       ---------        ---------       ---------

Balance at October 31, 1997             --           --    1,467,934     14,679       1,447,391        1,509,644       2,971,714

  Repurchase and retirement of
    common stock (note G)               --           --       (9,080)       (91)             --          (22,484)        (22,575)
  Net earnings for the year             --           --           --         --              --          454,709         454,709
                                    ------       ------    ---------    -------       ---------        ---------       ---------

Balance at October 31, 1998             --       $   --    1,458,854    $14,588       1,447,391        1,941,869       3,403,848
                                    ======       ======    =========    =======       =========        =========       =========

See accompanying notes to consolidated financial statements.

ATHANOR GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended October 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

Increase (Decrease) in Cash                                      1998             1997            1996
                                                              ---------         --------        --------
Cash flows from operating activities:
  Net earnings                                                $ 454,709          483,067         529,238
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      (Recoveries) write-offs of advances to
        unconsolidated investee                                      --         (225,116)        149,739
      Depreciation and amortization                             389,724          360,272         283,877
      Loss on disposal of fixed asset                                --           71,421              --
      Amortization of deferred gain on sale and leaseback            --               --         (39,257)
      Provision for deferred income taxes                            --          101,705         (58,732)
      (Increase) decrease in operating assets:
        Accounts receivable                                     314,543         (214,708)       (226,229)
        Inventories                                              52,562         (296,023)       (202,462)
        Prepaid expenses and other assets                      (227,992)         (32,060)         (6,106)
        Income taxes receivable                                  18,364          (16,749)             --
      Increase (decrease) in operating liabilities:
        Accounts payable                                       (241,125)         274,179         (94,317)
        Accrued liabilities                                     (25,618)         (84,186)        174,601
        Income taxes payable                                     63,814         (122,769)        122,769
                                                              ---------         --------        --------

            Net cash provided by operating activities           798,981          299,033         633,121
                                                              ---------         --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                            (93,152)        (470,607)        (81,631)
  Proceeds from sales of property and equipment                      --          119,498              --
  Issuance of note receivable                                        --          (96,963)             --
  Issuance of note receivable - related party                        --               --         (15,000)
  Repayment from (advances to) unconsolidated investee               --          225,116        (149,739)
                                                              ---------         --------        --------

            Net cash used in investing activities               (93,152)        (222,956)       (246,370)
                                                              ---------         --------        --------

                                  (Continued)

ATHANOR GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended October 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                   1998             1997            1996
                                                                ---------         --------        --------
Cash flows from financing activities:
  Net borrowings (repayments) under line of credit              $ (92,463)         425,740        (237,406)
  Proceeds from long-term debt                                         --               --         267,334
  Repayments of long-term debt                                   (562,583)        (470,550)       (363,464)
  Collections on notes receivable                                  70,119               --              --
  Repurchase of stock                                             (22,575)          (8,750)           (121)
                                                                ---------          -------        --------

      Net cash used in financing activities                      (607,502)         (53,560)       (333,657)
                                                                ---------          -------        --------

      Net increase in cash                                         98,327           22,517          53,094

Cash at beginning of year                                         137,993          115,476          62,382
                                                                ---------          -------        --------

Cash at end of year                                             $ 236,320          137,993         115,476
                                                                =========          =======        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                 $ 299,484          333,677         283,040
  Income taxes paid                                               224,296          386,317         113,646
                                                                =========          =======        ========

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

ATHANOR GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 1998 and 1997
--------------------------------------------------------------------------------

Note A - Summary of Accounting Policies

         Athanor Group, Inc. (Athanor or the Company) is principally in the business of manufacturing and marketing screw machine products through its wholly owned subsidiary. All of the Company's business consists of the production of component parts of proprietary products for other companies. The Company has production and distribution facilities in California and Arizona.

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

         3.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Repairs and maintenance are expensed as incurred. Cost and accumulated depreciation applicable to assets retired or disposed of are eliminated from the accounts, and any resultant gains or losses are included in other income.

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

         Depreciation is based on estimated useful lives of assets, which are as follows:

                       Machinery and equipment       5 to 7 years
                       Leasehold improvements        2 to 5 years

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

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

       those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

       5.  Investments

       The Company accounts for its investment in Core Software Technology
       (Core), an affiliated company, on the equity method which requires the Company to record its share of Core's earnings or losses. The investment in Core has been reduced to $35,000 due to Core's accumulated losses. During 1996, the Company advanced $149,739 to Core, which was subsequently written off. In 1997, Core repaid $225,116 of previously written off advances. At October 31, 1997 and 1996, the Company owned 28% of Core's common stock. The Company's investment in Core was reduced to 16.9% as of October 31, 1998 (see Note J).

       6.  Earnings per Share

       The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," in March 1997 and effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 in 1998. SFAS 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings available to common stockholders divided by the weighted average shares outstanding excluding all common stock equivalents. A dual presentation of "Diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, is also required. The Diluted presentation is similar to the former presentation of fully diluted earnings per share.

       The components of basic and diluted earnings per share were as follows:

                                                               1998                 1997                 1996
                                                            ----------            ---------            ---------
       Net income                                           $  454,709              483,067              529,238
                                                            ==========            =========            =========
       Average outstanding shares of common stock            1,464,914            1,468,872            1,471,394
       Dilutive effect of employee stock options                22,308                   --                   --
                                                            ----------            ---------            ---------
       Common stock and common stock equivalents             1,487,222            1,468,872            1,471,394
                                                            ==========            =========            =========
       Earnings per share:
         Basic                                              $      .31                  .33                  .36
         Diluted                                                   .31                  .33                  .36
                                                            ==========            =========            =========

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

       7.  Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       8.  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of

       The Company accounts for long-lived assets in accordance with provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

       9.  Reclassifications

       Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

       10.  Stock Option Plans

       The Company applies the intrinsic value based-method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to measure compensation cost prescribed by APB Opinion No. 25, and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied. (See note I).

       11.  New Accounting Pronouncements

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for periods beginning after December 15, 1997.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

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

         Management does not anticipate that the adoption of the above statements will have a material impact on the Company's financial statements.

Note B - Property, Plant and Equipment

         A summary of property, plant and equipment by classification follows:

                                                                 1998          1997
                                                              ----------     ---------
         Machinery and equipment                              $5,392,387     5,541,002
         Leasehold improvements                                   84,042        84,042
                                                              ----------     ---------
                                                               5,476,429     5,625,044
         Less accumulated depreciation and amortization        3,932,534     3,784,577
                                                              ----------     ---------
                                                              $1,543,895     1,840,467
                                                              ==========     =========

Note C - Note Payable

         Alger has a $3,833,333 credit agreement with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of Alger. Under the line of credit, Alger may borrow amounts up to $2,600,000 based on eligible accounts receivable and inventories, as defined. Interest on drawings on this line of credit is payable at the prime rate (8.0% at October 31, 1998), plus 1.0%. The line of credit expires in August 1999. The amount outstanding was $1,273,034 and $1,365,497 at October 31, 1998 and 1997, respectively. The amount available under the line of credit was approximately $1,185,000 and $1,235,000 at October 31, 1998 and 1997, respectively. The agreement also provides for a term loan not to exceed $483,333, of which $449,999 was outstanding at October 31, 1998. In addition, the agreement provides for an equipment line of up to $750,000, of which $100,000 has been drawn, $36,654 was outstanding and $650,000 was available at October 31, 1998. Borrowings on both the term loan and equipment line are included as notes payable in long-term debt in the accompanying consolidated balance sheets (see note D). The Company has guaranteed borrowings outstanding under this credit agreement on behalf of Alger.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

Note D - Long-Term Debt

         Long-term debt consisted of the following:

                                                                                           1998                       1997
                                                                                        ----------                  ---------
         Note payable to an individual bearing interest at 8.5%, payable in yearly installments of $40,000, with interest payable quarterly, due
           April 1999.                                                                  $   40,000                     80,000
         Notes payable to a lending institution at the prime rate plus 1.0%, payable in monthly installments of $16,667, plus interest, due July
           1999, collateralized by substantially all assets of Alger                       486,653                    760,378
         Notes payable to others at rates ranging from 10.0% to 12.9%, payable in monthly installments of $1,133, including interest, due through
           May 1999, collateralized by equipment and automobiles                             6,867                     19,081
         Capital lease obligations (see note F)                                            692,077                    928,720
                                                                                        ----------                  ---------
                                                                                         1,225,597                  1,788,179
         Less current portion                                                              546,085                    594,685
                                                                                        ----------                  ---------
                                                                                        $  679,512                  1,193,494
                                                                                        ==========                  =========

         A schedule of aggregate, annual principal payments on long-term debt as of October 31, 1998 is as follows:

                         1999                 $  546,085
                         2000                    371,921
                         2001                    210,062
                         2002                     97,529
                                              ----------

                                              $1,225,597
                                              ==========

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

Note E - Income Taxes

         Income tax expense (benefit) consists of the following:

                                    Federal                       State                      Total
                                    -------                       -----                      -----
         1998:
           Current                 $235,079                      65,721                     300,800
           Deferred                  12,967                       5,396                      18,363
                                   --------                      ------                     -------
                                   $248,046                      71,117                     319,163
                                   ========                      ======                     =======
         1997:
           Current                 $199,271                      47,528                     246,799
           Deferred                  85,370                      16,335                     101,705
                                   --------                      ------                     -------
                                   $284,641                      63,863                     348,504
                                   ========                      ======                     =======
         1996:
           Current                 $303,425                      32,490                     335,915
           Deferred                 (51,440)                     (7,292)                    (58,732)
                                   --------                      ------                     -------
                                   $251,985                      25,198                     277,183
                                   ========                      ======                     =======

         The difference between the Federal income tax rate and the effective income tax rate on net earnings is as follows:

                                           1998                         1997                        1996
                                   -------------------          -------------------          -------------------
                                   Percent      Amount          Percent      Amount          Percent      Amount
                                   -------      ------          -------      ------          -------      ------
Statutory U.S. Federal
  tax rate                          34.0%      $263,116          34.0%      $282,734          34.0%      $274,183
State income taxes, net
  of Federal benefit                 6.1         47,206           6.1         50,726           6.1         48,788
Benefit due to state tax
  credits                            (.4)        (3,000)         (1.2)       (10,000)         (6.7)       (54,123)
Change in valuation
  allowance                         (3.2)       (24,681)           --             --            --             --
Other                                4.7         36,522           3.0         25,044           1.0          8,335
                                    ----       --------          ----       --------          ----       --------
                                    41.2%      $319,163          41.9%      $348,504          34.4%      $277,183
                                    ====       ========          ====       ========          ====       ========

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at October 31, 1998 and 1997 is as follows:

                                                                    1998                       1997
                                                                  --------                    -------
         Deferred tax assets:
           Bad debt reserves                                      $  3,400                      5,400
           Equity in loss of unconsolidated investee               164,004                    163,997
           Contamination reserve                                    98,448                    106,471
           Other                                                    58,467                     42,155
                                                                  --------                    -------
               Total gross deferred tax assets                     324,319                    318,023

         Valuation allowance                                       120,000                    144,681
                                                                  --------                    -------
               Net deferred tax assets                            $204,319                    173,342
                                                                  ========                    =======
         Deferred tax liabilities - accelerated depreciation
           on fixed assets                                        $129,782                     80,441
                                                                  ========                    =======

         Included as a deferred tax asset is the deferred tax benefit associated with the Company's 1994 equity loss in an unconsolidated investment. Because of uncertainties surrounding the realizability of this deferred tax benefit, the Company has established a valuation allowance. Future equity earnings in this unconsolidated investment, if any, will reduce this valuation allowance accordingly. The Company believes its remaining deferred tax assets to be realizable based on historical and projected taxable income levels.

Note F - Commitments and Contingencies

         The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 1998 and 1997 is as follows:

                                                             1998                       1997
                                                          ----------                  ---------
         Asset                                            $1,117,000                  1,091,000
         Less accumulated depreciation                       262,000                    117,000
                                                          ----------                  ---------
                                                          $  855,000                    974,000
                                                          ==========                  =========

         The Company leases three premises which are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

         The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 1998:


                                                             Capital leases      Operating leases        Total
                                                             --------------      ----------------        -----
         Year ending October 31:
           1999                                                 $260,815               302,111           562,926
           2000                                                  238,430               308,539           546,969
           2001                                                  194,437               309,688           504,125
           2002                                                  100,225               206,540           306,765
                                                                --------            ----------         ---------
                 Minimum lease payments                          793,907            $1,126,878         1,920,785
                                                                                    ==========         =========
         Less amount representing interest and taxes             101,830
                                                                --------
                 Present value of future capital lease
                   payments                                     $692,077
                                                                ========

         Rental expense for operating leases was approximately $294,000 in 1998, $297,000 in 1997 and $254,000 in 1996.

         As of October 31, 1998 and 1997, the Company has accrued $245,000 and $265,000, respectively, relating to the estimated cost to remediate perchloroethylene contamination in the subsurface soil below Alger.

         The aggregate undiscounted amount has been accrued since it represents management's best estimate of the cost, but the payments are not considered to be fixed and reliably determinable. The estimate of costs and their timing of payment could change as a result of (1) changes to the remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. It is not possible to estimate the amount; losses may exceed amounts accrued at this time as a result of these factors.

Note G - Stockholders' Equity

         During 1996, the Company repurchased and retired 80 shares of common stock for $1.50 per share.

         During 1997, the Company repurchased and retired 3,420 shares of common stock for approximately $2.50 per share.

         During 1998, the Company repurchased and retired 9,080 shares of common stock for approximately $2.50 per share.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

Note H - Major Customer

         For the years ended October 31, 1998, the Company had one customer which accounted for more than ten percent (10%) of net sales. Receivables from this customer as of October 31, 1998 amounted to $177,744. For the years ended October 31, 1997 and 1996, the Company had no customers who accounted for more than 10% of net sales.

Note I - Employee Benefit Plans

         The Company and its subsidiary have a 401(k) plan covering substantially all employees. Employees may contribute up to 15 percent (15%) of their wages subject to IRS limitations. The Company will match 100 percent (100%) of the employees' contribution not exceeding 1 percent (1%) of their wages plus 50 percent (50%) of the employees' remaining contribution up to 4 percent (4%). The Company may also make discretionary contributions to the plan that are allocated to each employee based upon their pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $97,000, $80,000 and $75,000 for the years ended October 1998, 1997 and
         1996, respectively.

         In April 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorized grants of options to purchase up to 220,340 shares of authorized but unissued common stock. In May 1998, the Company granted 170,000 stock options for shares of Athanor. Stock options were granted with an exercise price equal to the stock's fair market value at the date of grant ($1.66 at May 8, 1998). All stock options vest and become fully exercisable as shown below:

                  6 months after granting       20%
                  after one year                20%
                  after two years               30%
                  after three years             30%
                                                ===

         Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

         There were 170,000 options to purchase common stock outstanding as of October 31, 1998, of which none were exercisable. No options were outstanding at October 31, 1997.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS Statement No. 123, the Company's net earnings and earnings per share for fiscal 1998 would have been reduced to the pro forma amounts indicated below:

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

             Pro forma net earnings              $431,052
             Pro forma earnings per share:
                Basic                                 .29
                Diluted                               .27
                                                 ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: expected volatility of 102%; risk-free interest rate of 5.6%; assumed dividend yield of 0; and expected life of 7 years.

         Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note J - Related Party Transactions

         The Company is currently the single largest shareholder of Core Software Technology, a California corporation (Core), owning 462,567 shares of the issued and outstanding common stock of Core, which represents approximately seventeen percent (16.9%) of the total issued and outstanding shares of Core's capital stock at October 31, 1998.

         The Company has provided a portion of the working capital requirements of Core during previous years in the form of a series of loans to Core. As of October 31, 1998, the total amount outstanding from Core is $83,000. Interest accrues on this loan at a rate of 8% and the loan is payable on demand. The Company has elected to reserve $48,000 of this balance due to Core's accumulated losses.

         Mr. Miller served as Secretary and a Director of Core until April 1998, when he resigned. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core as well as options to purchase 4,180 shares of the common stock of Core at exercise prices ranging from $5.50 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share.

         In September 1995, the Company loaned $25,000 to Mr. Miller in exchange for a secured promissory note. During 1996, the loan was increased to $40,000 in exchange for additional security. The note bears interest at 10% and is secured by 25,000 shares of the Company owned by Mr. Miller. The loan was renewed as of December 11, 1998 in the form of a new loan for $57,415, which includes $17,415 of accrued interest and additional advances and which is due in December 1999.

         Over the past two years, the Company made investments of $146,000, as a Limited Partner, in California South Pacific Investors (CSPI). Duane Femrite is a General Partner in CSPI.

ATHANOR GROUP, INC. AND SUBSIDIARIES

October 31, 1998 and 1997
--------------------------------------------------------------------------------

       During 1998, the Company made a $100,000 loan to Fluid Light Technologies, Inc. (FLT). This loan was converted to 208,200 shares of stock representing an ownership interest of 3.6% upon FLT's private placement in July 1998. Mr. Miller is a Director of FLT.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 1998.

                          Director/Officer Information
                          ----------------------------

                                                                       Principal  Director
          Name                            Occupation                      Age      Since
          ----                            ----------                   ---------  --------
   Gregory J. Edwards        Director                                      54       1990

   Duane L. Femrite          President, Chief Executive Officer,           53       1985
                             Chief Financial Officer of the Company

   Edmund R. Knauf, Jr.      Director                                      56       1997

   Richard A. Krause         Vice President of the Company                 63       1992
                             President, Alger Manufacturing
                             Company, Inc.

   Robert W. Miller          Chairman of the Board,                        56       1976
                             Secretary of the Company

   Listed Below are descriptions of the business experience for at least the past five years for each director and officer listed in the preceding table. Unless otherwise described below, none of the following persons (i) is related in any way, or (ii) has been involved in certain legal proceedings in the past five years.

GREGORY J. EDWARDS  Chairman and Chief Executive Officer of CASS Holdings,
                    L.L.C. ("CASS") since January 1993. CASS owns several manufacturing and service companies: CASS Polymers, Inc. (a subsidiary of CASS) owns Ad-Tech Plastic Systems Corp., a producer of polymer systems for the aerospace, automotive, construction and marine industries and owns Milamar Coatings, L.L.C., a producer of epoxy coating products used in the industrial and commercial seamless floor coating business; CASS Services, L.L.C., a government contractor involved with surface preparation and re-coating for U.S. Naval ships and portable landing mats; CASS Financial, L. L. C., an equipment leasing company. Between July 1991 and January 1993, Mr. Edwards was self-employed as a financial consultant and investor. Previously, he was an investment banker with Stephens, Inc. of Little Rock, Arkansas from mid-1990 to July 1991.

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

EDMUND R. KNAUF, JR.  Currently self-employed as a consultant and investor. From
                      1972 to August 1997 worked in various positions for Ametek Inc, a global manufacturer of electrical and electronic products engineered for niche markets, including Vice President of Business Development for the Filtration Group from April 1996 to August 1997 and as Corporate Vice President and General Manager of several Ametek Divisions from 1990 to 1996.

RICHARD A. KRAUSE     Director and Vice President of the Company since December
                      1992.  President and Chief Operating Officer of Alger
                      Manufacturing Company, Inc. since 1987.

ROBERT W. MILLER      Chairman of the Board since 1976. Chief Executive Officer
                      of the Company from 1976 to April 1995. Corporate
                      Secretary since April 1995. Director of Core Software
                      Technology from September 1991 to April 1998. Director of
                      OneCard International since 1988 and elected Chairman and Chief Executive Officer of this company in September 1992.

Item 10.    EXECUTIVE COMPENSATION

   The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's three most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 1998.

                              Annual Compensation
                              -------------------

 Name and Principal Position       Year    Salary    Bonus  Other (1)
 --------------------------------------------------------------------
 Duane L. Femrite                  1998   $149,615   25,000   4,000
  President, Chief Executive       1997    144,192   25,000   2,949
  Officer and Chief Financial      1996    133,308   44,000   2,162
  Officer

 Richard A. Krause                 1998   $161,615   44,985   3,329
  Vice President and               1997    156,423   35,063   3,750
  President of Alger               1996    145,308   52,328   3,750
  Manufacturing Co., Inc.

 Robert W. Miller                  1998   $150,066   25,000   1,600
  Chairman of the Board            1997    144,270   25,000   1,500
  Corporate Secretary              1996    136,498   44,000   1,432

  (Footnotes)

   (1) Other compensation includes contributions made to the Company's 401-K Plan. Does not include use of automobile paid for by the Company.

EMPLOYMENT AGREEMENTS
---------------------

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

   Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller, Duane L. Femrite and Richard A. Krause were automatically renewed on January 1, 1999, for an additional year.

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

  COMPENSATION OF DIRECTORS

  Outside Directors are to receive an annual honorarium of $5,000 per year and $600 per meeting attended. The Board has a Nominating Committee that is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $100 for each meeting attended when such committee meetings are held on a day that the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 1998.

  STOCK OPTION PLAN

  The Company's 1997 Stock Option Plan (the "1997 Plan"), was set up to attract, reward and retain the best available officers, directors, employees and consultants for the Company and to promote the success of the Company's business. The following discussion is intended only as a summary of the material provisions of the 1997 Plan.

  The 1997 Plan provides only for grants of "non-qualified stock options" which are not qualified for treatment under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 220,340 shares of Common Stock have been reserved for issuance under the 1997 Plan upon the exercise of stock options which may be granted to employees, officers, directors and consultants of the Company. Because the officers, directors, employees and consultants of the Company who may participate in the 1997 Plan and the amount of their options will be determined by the Board of Directors or its committee in its discretion, it is not possible to state the names or positions of, or the number of options that may be granted to, the Company's officers, directors, employees and consultants. As of the date hereof, options under the 1997 Plan have been granted as set forth in the chart below. No person may receive options under the 1997 Plan for more than 30,000 shares in any one fiscal year.

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

  In the event of a proposed sale of all or substantially all of the assets of the Company, or a merger of the Company with and into another corporation, outstanding options shall be assumed or equivalent options shall be substituted by such successor corporation, unless the Board or Committee provides all option holders with the right to immediately exercise all of their options, whether vested or unvested. In the event of a proposed dissolution or liquidation of the Company, outstanding options will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board or Committee. In such a situation, the Board or Committee is authorized to give option holders the right to immediately exercise all of their options, whether vested or unvested.

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

                     Option/SAR Grants in Last Fiscal Year

        (a)                         (b)                         (c)                            (d)                       (e)
       Name                      Number of                     % of                         Exercise                   Ex-Date
                                Securities                     Total                           or                        **/
                                Underlying                 Options/SARs                       Base
                               Options/SARs                   Granted                         Price
                                  Granted                  to Employees                        */
                                                             In FY98
       ----                    ------------                ------------                     --------                   -------
Richard Krause                    30,000                        18%                           $1.66                  May 7, 2006
Duane Femrite                     30,000                        18%                           $1.66                  May 7, 2006
Robert Miller                     30,000                        18%                           $1.66                  May 7, 2006
Gregory Edwards                   15,000                         9%                           $1.66                  May 7, 2006
Edmund Knauf                      10,000                         6%                           $1.66                  May 7, 2006

*/ Equals the closing market price for the underlying security on the date of the grant of options.

**/ The date of grant for each of the foregoing options was May 8, 1998. No option could be exercised, in whole or in part, during the first six (6) months from the date of grant. Thereafter, 20% of each of the options was exercisable on November 7, 1998; 20% is exercisable on May 7, 1999; 30% is exercisable on May 7, 2000; and 30% is exercisable on May 7, 2001.

In addition to the forgoing grants, 55,000 stock option grants were issued to non-director, non-executive employees of Alger during the fiscal year 1998.

None of the foregoing option grants were exercised during the fiscal year ended October 1998.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1998, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.

                    Certain Beneficial Owners and Management
                    ----------------------------------------

                                               Amount and Percentage of
                                                 Beneficial Ownership
                                               -------------------------
      Title        Name and Address of         Number of      Percent of
     of Class       Beneficial Owner             Shares         Class
     --------      -------------------         ---------      ----------
     Common      Gregory J. Edwards              16,000          1.1%
     Stock       2208 Faircloud Lane
                 Edmond, Oklahoma  73034

     Common      Duane L. Femrite               189,544         13.0%
     Stock       921 East California Avenue
                 Ontario, California  91761

     Common      Edmund R. Knauf, Jr.            79,680          5.5%
     Stock       1516 North 2nd Street
                 Sheboygan, Wisconsin 53081

     Common      Richard A. Krause  (2)         256,983         17.6%
     Stock       921 East California Avenue
                 Ontario, California  91761

     Common      Robert W. Miller  (1)          164,752         11.3%
     Stock       921 East California Avenue
                 Ontario, California  91761

     Common      All Officers and Directors     706,959         48.5%
     Stock       as a Group (5 persons)

_____________________________________________
     (Footnotes on next page)

     All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

     Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 1998. There were 1,458,854 shares of Common Stock outstanding on December 31, 1998.

     None of the officers or directors of the Company, except as noted in Item 10 above, has options to acquire any shares of Common Stock of the Company. Messrs. Femrite, Knauf, Krause and Miller are the only persons known to the Company to beneficially own more than five percent (5%) of its Common Stock.

     The Company knows of no contractual arrangements that may at a subsequent date result in a change in control of the Company.

_____________________________
     (Footnotes)

  (1) Does not include 24,000 shares of Common Stock owned by Mr. Miller's father as to which Mr. Miller disclaims beneficial ownership.

  (2) Includes 256,983 shares of Common Stock owned by The Krause Family Irrevocable Trust.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is currently the single largest shareholder of Core Software Technology, a California corporation ("Core"), owning 462,567 shares of the issued and outstanding common stock of Core, representing approximately 16.9% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised).

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

     Core is attempting to build a worldwide, on-line database and distribution infrastructure consisting of commercial and public data providers, existing international distributors, satellite ground receiving stations, and value added companies. ImageNet addresses the information access requirements of an international public policy movement to maximize the benefits of existing scientific and geographic information and analysis tools.

     The Company has made outstanding loans in the principal amount of $685,622 to Core through October 31, 1998. All but $35,000 of the outstanding balance, which was advanced during 1998, plus accrued interest of approximately $29,000 through October 31, 1998, has been reserved.

     Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R & D Financial (R&D), a California general partnership of which Messrs. Miller and

Femrite are the general partners. The consulting agreement began on January 1, 1995, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. As of December 31, 1998, Core owes $42,745 to R & D in connection with said consulting agreement. No fees were paid by Core to R&D during 1998.

     Mr. Miller served as Secretary and a Director of Core until April 1998, when he resigned. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core as well as options to purchase 4,180 shares of the common stock of Core at exercise prices ranging from $5.50 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership takes into account stock that was previously owned by R&D.

     Mr. Miller was to have received $4,000 per month from Image Data Corporation (IDC), the previous parent of Core, with respect to his services rendered to IDC in accordance with IDC's confirmed Plan of Reorganization, but has received no compensation to date. IDC has no sources of revenue other than a small receivable from Core. The likelihood that Mr. Miller will receive any appreciable amount of the compensation is remote.

During 1998, the Company made a $100,000 loan to Fluid Light Technologies, Inc.
(FLT). FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. FLT is a developmental stage company and has no revenues or earnings. This loan was converted to 208,200 shares of common stock representing an ownership interest of approximately 3.6% upon FLT's Private Placement in July 1998. Mr. Miller is a director of FLT.

Over the last few years, the Company has made investments totaling $146,000, as a limited partner, in California South Pacific Investors (CSPI) a California Limited Partnership. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. Mr. Femrite is one of five General Partners in CSPI.

     In January 1996 the Internal Revenue Service ("IRS") served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by IDC. In connection therewith, the IRS has collected approximately $29,000 from Mr. Miller and currently collects $500 per month. In connection with Core's previous acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core reimbursed Mr. Miller in the approximate amount of $23,000 during 1997. Mr. Miller anticipates that any additional funds collected by the IRS, in conjunction with such levy, will ultimately be reimbursed by Core.

     The Company has made loans to Mr. Miller, in previous years, in the principal amount of $40,000. The loan was renewed as of October 1997 on the condition that Mr. Miller make a principal reduction plus accrued interest or assign an interest in certain cash distributions from R&D. Mr. Miller did not make the required payments and the Company decided not to accept the assignment of potential cash distributions from R&D. During 1998 the Company decided to renew the original note plus accrued interest and made additional advances of $8,375. The total outstanding loan to Mr. Miller in the amount of $57,415 is due December 11, 1999. The

Company received an additional 10,000 shares of the Company's common stock, for a total of 35,000 shares as collateral.


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

                                      ATHANOR GROUP, INC.

Date January 21, 1999                 By    /s/ Duane L. Femrite
     ----------------                       ----------------------------------
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

      /s/  Gregory J. Edwards                         1/21/99
      ----------------------------------------        -------
      Gregory J. Edwards, Director                      Date

      /s/  Duane L. Femrite                           1/21/99
      ----------------------------------------        -------
      Duane L. Femrite, President,                      Date
        Chief Executive Officer,
        Chief Financial Officer and Director

      /s/  Edmund R. Knauf, Jr.                       1/21/99
      ----------------------------------------        -------
      Edmund R. Knauf, Jr., Director                    Date

      /s/  Richard A. Krause                          1/21/99
      ----------------------------------------        -------
      Richard A. Krause, Vice President and             Date
        Director

      /s/  Robert W. Miller                           1/21/99
      ----------------------------------------        -------
      Robert W. Miller, Chairman of the Board,          Date
        Corporate Secretary, and Director

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
----------   ----------------------
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

   10.15 Third Amendment to Loan and Security Agreement dated July 13, 1994, by and between Sanwa Business Credit Corporation and Alger.
             Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 29, 1995.

   10.16 Loan and Security Agreement (Equipment) dated June 2, 1994, by and between Alger and Phoenixcor, Inc. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 29, 1995.

   10.17     Secured Promissory Note and Pledge Agreement dated September 7,
             1995 by and between Athanor Group, Inc. and Robert W. Miller.
             Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed February 8, 1996.

   10.18 Standard Industrial Lease - Gross. Manufacturing property located in Glendale, Arizona, between Alger and Kachina Industrial
             Properties. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 29, 1997.

   10.19 Fifth Amendment to Loan and Security Agreement dated July 10, 1996, by and between Sanwa Business Credit and Alger. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 27, 1997.

   10.20     Secured Promissory Note dated September 9, 1996, by and between
             Athanor Group, Inc. and Robert W. Miller. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January
             27, 1997.

   10.21     Seventh amendment to Loan and Security Agreement dated July 31,
             1997, by and between Sanwa Business Credit and Alger. Previously filed.

   10.22     Amendment to Standard Industrial Lease - Special Net, dated May 9,
             1997, by and between Algeran Investors LTD. And Alger. Previously filed.

   10.23     Amendment to Standard Industrial Lease - Gross, dated August 29,
             1997, by and between Raymond R. Hegwer, Trustee, Hegwer Living
             Trust and Alger. Previously filed.

   10.24 Amendment to Loan and Security Agreement dated August 27, 1998, by and between Sanwa Business Credit and Alger. Filed herewith.

   16.1      Letter from Grant Thornton to the Commission dated August 15, 1991.
             Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

   22.0      Subsidiaries of the Company.  Previously Filed.