Form 10QSB
period 1999-01-31
ATHANOR GROUP INC
filed 1999-03-09
CIK 278314

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   January 31, 1999  Commission File Number 2-63481
                    ------------------------------------------------------------

                              Athanor Group, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

           California                                   95-2026100
-----------------------------------          -----------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
incorporation of organization)

               921 East California Avenue, Ontario, California  91761
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (909) 467-1205
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

           Yes    X                     No _______
               -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 1,458,854 shares as of January 31, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     JANUARY 31, 1999 AND OCTOBER 31, 1998
                                  (THOUSANDS)


                                    ASSETS
                                    ------

                                                          1999           1998
                                                        ------         ------
Current Assets:
     Cash                                            $     462      $     236
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $8,000
       and $13,000                                       1,999          2,369

     Notes Receivable:
       Net of Allowance of $534,062                         48              0

     Inventories:
       Raw Materials                                       663            690
       Work in Progress                                    568            438
       Finished Goods                                    2,146          2,290
                                                      --------       --------
                                                         3,377          3,418

     Prepaid Expenses                                      143             67
     Deferred Income Tax Asset                             204            204
                                                      --------       --------
          Total Current Assets                           6,233          6,294


Property, Plant and Equipment, at Cost                   5,564          5,476
     Less Accumulated Depreciation and
        Amortization                                     4,003          3,932
                                                      --------       --------
            Net Property, Plant and Equipment            1,561          1,544

Other Assets                                               296            388
                                                      --------       --------

                                                     $   8,090      $   8,226
                                                      ========       ========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     January 31, 1999 and October 31, 1998
                                 (Thousands)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                   1999                   1998
                                                                                  ------                 ------
Current Liabilities:

     Notes Payable                                                            $   1,406              $   1,273
     Current Portion of Long-Term Debt                                              521                    546
     Accounts Payable                                                             1,652                  1,477
     Accrued Expenses                                                               454                    716
                                                                               --------               --------

          Total Current Liabilities                                               4,033                  4,012

Long-Term Debt, Less Current Portion                                                685                    680

Noncurrent Deferred Income Tax Liability                                            130                    130

Stockholders' Equity:

     Common Stock                                                                    15                     15
     Additional Paid-In Capital                                                   1,447                  1,447
     Retained Earnings                                                            1,780                  1,942
                                                                               --------               --------

          Total Stockholders' Equity                                              3,242                  3,404
                                                                               --------               --------

                                                                              $   8,090              $   8,226
                                                                               ========               ========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                        Three Months Ended January 31,
                                  (Thousands)

                                                                                   1999                  1998
                                                                                  ------                ------
Net Sales                                                                     $   4,423              $   6,565

Cost of Sales                                                                     4,053                  5,606
                                                                               --------               --------

          Gross Profit                                                              370                    959

Selling, General & Administrative                                                   578                    644
                                                                               --------               --------

          Operating Profit(Loss)                                                   (208)                   315


Other Income (Expense)
     Interest Expense                                                               (59)                   (93)
     Miscellaneous - Net                                                             18                     15
                                                                               --------               --------


          Earnings (Loss) Before Income Taxes                                      (249)                   237

Income Tax Expense (Benefit)                                                        (87)                    97
                                                                               --------               --------

          NET EARNINGS (LOSS)                                                 $    (162)             $     140
                                                                               ========               ========


Net Income (Loss) Per Common Share:

         Basic                                                                $   (0.11)             $    0.09
                                                                               ========               ========

         Diluted                                                              $   (0.11)             $    0.09
                                                                               ========               ========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      THREE MONTHS ENDED JANUARY 31, 1999
                                  (THOUSANDS)


                                    Common Stock
                                (25,000,000 Shares         Additional
                                   Authorized)              Paid-In       Retained
                              Shares       Par Value        Capital       Earnings       Total
                              ------       ---------       ----------     --------       -----
Balance at
   October 31, 1998            1,468       $      15       $    1,447     $  1,942       $  3,404

Net Loss for
 Three Months Ended
   January 31, 1999                                                           (162)          (162)
                           ---------       ---------       ----------     --------       --------

                               1,468       $      15       $    1,447     $  1,780       $  3,242
                           =========       =========       ==========     ========       ========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JANUARY 31,
                                  (THOUSANDS)


                                                                             1999                   1998
                                                                            ------                 ------
Cash Flows From Operating Activities
     Net Earnings (Loss)                                                 $    (162)             $     140
     Adjustments to Reconcile Net Earnings (Loss) to Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                                        99                    111
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                             370                   (153)
               Inventories                                                      41                    301
               Prepaid Expenses                                                (76)                   (29)
               Other                                                            44                     (7)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                                175                     65
               Accrued Liabilities                                            (262)                   (35)
                                                                          --------               --------

     Net Cash Provided by Operating Activities                                 229                    393
                                                                          --------               --------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                       (116)                   (29)
     Short Term Loan                                                             0                    (80)
                                                                          --------               --------
     Net Cash Used in Investing Activities                                    (116)                  (109)
                                                                          --------               --------

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit                           133                    (35)
     Net Payments of Long Term Debt                                            (20)                  (119)
                                                                          --------               --------
     Net Cash Provided (Used) in Financing Activities                          113                   (154)
                                                                          --------               --------

     Net increase in Cash                                                      226                    130

Cash at Beginning of Year                                                      236                    138
                                                                          --------               --------

Cash at End of Period                                                    $     462              $     268
                                                                          ========               ========


Supplemental Disclosures of Cash Flow Information:

          Interest Paid                                                  $      59              $      93
                                                                          ========               ========

          Income Taxes Paid                                              $      22              $      53
                                                                          ========               ========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                           January 31, 1999 and 1998

Note 1
------

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.

Note 2
------

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant inter-company accounts and transactions have been eliminated.

Note 3
------

Basic and diluted earnings (loss) per common share are computed by using the weighted average number of common shares outstanding during each period:
1,458,854 shares in 1999 and 1,462,854 shares in 1998. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the number of weighted average common shares outstanding during the period, including common stock equivalents. Common stock equivalents were anti-dilutive for the period ended January 31, 1999, and, accordingly, basic and diluted loss per share are equal. There were no common stock equivalents for the period ended January 31, 1998.

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

Note 5
------

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. There is no difference between net income and comprehensive income for the Company.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SAFS
131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company operates in one segment of the screw machine industry.

Note 6
------

In prior years, the Company has accounted for its investment in Core Software Technology (Core) on the equity method of accounting, which requires the Company to record its shares of Core's earnings or losses. The investment in Core has been reduced to $35,000 due to Core's accumulated losses. For years beginning in fiscal 1998, the Company is carrying its investment in Core at cost, due to its percentage reduction in ownership interest and its continuation as the senior secured lender. At January 1999 and 1998 the Company owned approximately 16.9% and 18.3% respectively of the issued and outstanding common stock of Core.

Note 7
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999. Interest payments on the unpaid balance are to be paid quarterly at 8%. As of January 31, 1999, the Company's unpaid balance is $40,000.

The unpaid balance is secured by an equal amount of the company's common stock as defined in the agreement.

Note 8
------

In April 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorized grants of options to purchase up to 220,340 shares of authorized but unissued common stock. In December 1998, the Company granted 35,000 stock options for shares of Athanor. Stock options were granted with an exercise price equal to the stock's fair market value at the date of grant ($1.66 at December 11, 1998). All stock options vest and become fully exercisable as shown below:

               6 months after granting                    20%
               after one year                             20%
               after two years                            30%
               after three years                          30%
                                                     ============

Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

There were 205,000 options to purchase common stock outstanding as of January 31, 1999, of which 34,000 were exercisable. No options were outstanding at January 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

       Except for historical facts, this Report contains forwardlooking statements concerning the Company's business outlook and plans, future cash requirements and capital expenditure requirements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and outcomes are subject to risks and uncertainties. The forward-looking statements are, therefore, subject to change at any time. Actual results could differ materially from expected results expressed in any such forward-looking statements based on numerous factors, including the level of customer demand, the cost and availability of raw materials, changes in the competitive environment, the Company's ability to achieve cost reductions and efficiencies, the Company's ability to attract and retain skilled employees and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission Filings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at January 1999 of $2,200,000 has declined slightly when compared to $2,282,000 at October 1998 and $2,343,000 at January 1998. The reduction is primarily associated with a decline in sales for the first quarter combined with the operating loss. The lack of sales in the quarter has also had a major impact on the Company's credit facility, substantially reducing cash availability for operations.

The Company's credit agreement provides for a total line of credit of $3,833,333, of which $2,600,000 is for working capital, $483,333 long term machinery and equipment loan, and $750,000 line for the acquisition of additional equipment. At January 1999, the Company had approximately $709,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,185,000 and $650,000, respectively, at October 1998 and $1,270,000 and $650,000, respectively, at January 1998. While the availability under the credit agreement had been substantially reduced due to the decline in sales and accounts receivable, the Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 1999. The Company's credit agreement terminates in August 1999 unless extended in writing by the lender. The Company has no reason to believe that the lender will not extend the line of credit. However, there can be no assurance the Company will be able to extend the agreement.

The Company expended $116,000 on new equipment during the first three months of 1999. In addition, the Company has ordered $70,000 of the new equipment for delivery in early fiscal 1999. Due to the current slowdown in business the Company does not anticipate any major equipment purchases during the balance of 1999.

RESULTS OF OPERATIONS
---------------------

Sales for the first three months of fiscal 1999 have decreased 33% from 1998. The Company had seen a gradual slow-down in its business the last six months of fiscal 1998, as customers delayed shipment on existing orders and the Company's backlog had slipped. The accelerated decline in sales for the first quarter of 1999 seems to be a continuation of the slowdown the Company experienced in the last half of 1998. There are some signs that the slowdown has reached a bottom as the Company's backlog has improved to $7,710,000 at January 1999 compared to $6,986,000 at October 1998 and $9,014,000 at the end of the first quarter of 1998. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. At the end of October 1998 we were wondering if the slowdown was a short-term blip or was the economy finally slowing down? We are still looking for the answer and proceeding cautiously until we see signs of a stronger economy.

The Company's operating loss for the three months ended January 1999 was $(208,000) as compared to a profit of $315,000 for 1998. The difference is tied directly to the 33% decline in sales in 1999. During the last half of 1998 the Company had continually evaluated the overhead additions of previous years in an attempt to streamline operations where appropriate, especially in light of the current economic climate. This evaluation is continuing.

During 1998 and early 1999 the Company devoted substantial financial and manpower resources toward the completion of an ISO 9002 Certification. The ISO 9000 is an international quality standard. While the ISO 9002 Certification is being required by many of the Company's current customers, it is expected to enhance the Company's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when the company passed its certifying audit. The Company should receive its ISO 9002 Certificate in the next month.

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

     NON-IT SYSTEMS
     --------------

     NonIT Systems may contain date sensitive, embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as telephone and heating and air conditioning units.

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

Date   March 8, 1999            By  /s/ Duane L. Femrite
       -------------                --------------------
                                    Duane L. Femrite
                                    President, Chief Executive Officer,
                                    Chief Operating Officer,
                                    Chief Financial Officer, and Director