Form 10QSB
period 1999-04-30
ATHANOR GROUP INC
filed 1999-06-14
CIK 278314

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED   April 30, 1999  Commission File Number 2-63481
                 ------------------------------------------------------------

                      Athanor Group, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

           California                             95-2026100
-------------------------------       ---------------------------------------
(State or other jurisdiction          (IRS Employer Identification No.)
incorporation of organization)

               921 East California Avenue, Ontario, California  91761
-----------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code      (909) 467-1205
                                                   --------------------------

Former name, former address and former fiscal year, if changed since last report.

-----------------------------------------------------------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes      X             No
                 ------              ------



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,458,854 shares as of April 30, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                      April 30, 1999 and October 31, 1998
                                  (Thousands)

                                    ASSETS
                                    ------

                                                                    1999                     1998
                                                                    ----                     ----
Current Assets:
     Cash                                                        $     365               $      236
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $15,000
       and $12,000                                                   2,617                    2,369

     Notes Receivable:
       Net of Allowance of $534,062                                     48                        0

     Inventories:
       Raw Materials                                                   618                      690
       Work in Progress                                                524                      438
       Finished Goods                                                2,322                    2,290
                                                                 ---------               ----------
                                                                     3,464                    3,418

     Prepaid Expenses                                                   88                       67
     Deferred Income Tax Asset                                         204                      204
                                                                 ---------               ----------
          Total Current Assets                                       6,786                    6,294


Property, Plant and Equipment, at Cost                               5,681                    5,476
     Less Accumulated Depreciation and
        Amortization                                                 4,105                    3,932
                                                                 ---------               ----------
            Net Property, Plant and Equipment                        1,576                    1,544

Other Assets                                                           327                      388
                                                                 ---------               ----------

                                                                 $   8,689               $    8,226
                                                                 =========               ==========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                      April 30, 1999 and October 31, 1998
                                  (Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                    1999                     1998
                                                                    ----                     ----
Current Liabilities:

     Notes Payable                                               $   1,476               $    1,273
     Current Portion of Long-Term Debt                                 468                      546
     Accounts Payable                                                2,107                    1,477
     Accrued Expenses                                                  543                      716
                                                                 ---------               ----------

          Total Current Liabilities                                  4,594                    4,012

Long-Term Debt, Less Current Portion                                   589                      680

Noncurrent Deferred Income Tax Liability                               130                      130

Stockholders' Equity:

     Common Stock                                                       15                       15
     Additional Paid-In Capital                                      1,447                    1,447
     Retained Earnings                                               1,914                    1,942
                                                                 ---------               ----------

          Total Stockholders' Equity                                 3,376                    3,404
                                                                 ---------               ----------


                                                                 $   8,689               $    8,226
                                                                 =========               ==========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                          Six Months Ended April 30,
                                  (Thousands)


                                                                    1999                     1998
                                                                    ----                     ----
Net Sales                                                        $   9,828               $   12,709

Cost of Sales                                                        8,565                   10,683
                                                                 ---------               ----------

          Gross Profit                                               1,263                    2,026

Selling, General & Administrative                                    1,204                    1,345
                                                                 ---------               ----------

          Operating Profit                                              59                      681


Other Income (Expense)
     Interest Expense                                                 (120)                    (164)

     Miscellaneous - Net                                                18                       16
                                                                 ---------               ----------

          Earnings (Loss) Before Income Taxes                          (43)                     533

Income Tax Expense (Benefit)                                           (15)                     219
                                                                 ---------               ----------

          NET EARNINGS (LOSS)                                    $     (28)              $      314
                                                                 =========               ==========



Earnings (Loss) Per Common Shares:

          Basic and Diluted                                      $   (0.02)              $     0.21
                                                                 =========               ==========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                         Three Months Ended April 30,
                                  (Thousands)

                                                                    1999                     1998
                                                                    ----                     ----
Net Sales                                                        $   5,405               $    6,144

Cost of Sales                                                        4,512                    5,077
                                                                 ---------               ----------

          Gross Profit                                                 893                    1,067

Selling, General & Administrative                                      626                      701
                                                                 ---------               ----------

          Operating Profit                                             267                      366


Other Income (Expense)
     Interest Expense                                                  (61)                     (71)

     Miscellaneous - Net                                                 0                        1
                                                                 ---------               ----------


          Earnings Before Income Taxes                                 206                      296

Income Tax Expense                                                      72                      122
                                                                 ---------               ----------

          NET EARNINGS                                           $     134               $      174
                                                                 =========               ==========



Earnings Per Common Shares:

          Basic and Diluted                                      $    0.09               $     0.12
                                                                 =========               ==========


        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                        Six Months Ended April 30, 1999
                                  (Thousands)

                                            Common Stock
                                         (25,000,000 Shares              Additional
                                             Authorized)                  Paid-In         Retained
                                     Shares           Par Value           Capital         Earnings        Total
                                     ------           ---------           -------         --------        -----
Balance at
   October 31, 1998                      1,463     $         15     $       1,447     $      1,942     $  3,404



Net Earnings for
   Six Months Ended
   April 30, 1999                                                                              (28)         (28)
                                 -------------     ------------     -------------     ------------     --------

                                         1,463     $         15     $       1,447     $      1,914     $  3,376
                                 =============     ============     =============     ============     ========

         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                              ATHANOR GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                          Six Months Ended April 30,
                                  (Thousands)

                                                                    1999                     1998
                                                                    ----                     ----
Cash Flows From Operating Activities
     Net Earnings (Loss)                                         $     (28)              $      314
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
            Depreciation and Amortization                              200                      223
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                    (248)                      14
               Inventories                                             (46)                     118
               Prepaid Expenses                                        (20)                      13
               Other                                                    12                      (30)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                        630                       20
               Accrued Liabilities                                    (173)                      10
                                                                 ---------               ----------

     Net Cash Provided by Operating Activities                         327                      682
                                                                 ---------               ----------

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                               (233)                     (76)
     Investment / Advances In Unconsolidated Investee                    0                      (35)
     Short Term Loan                                                     0                      (50)
                                                                 ---------               ----------

     Net Cash Used In Investing Activities                            (233)                    (161)
                                                                 ---------               ----------

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit                   203                      260
     Repurchase of stock                                                 0                      (13)
     Net Payments of Long Term Debt                                   (168)                    (280)
                                                                 ---------               ----------

     Net Cash Provided (Used) in Financing Activities                   35                      (33)
                                                                 ---------               ----------

     Net increase in Cash                                              129                      488

Cash at Beginning of Year                                              236                      138
                                                                 ---------               ----------

Cash at End of Period                                            $     365               $      626
                                                                 =========               ==========

Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                          $     120               $      164
                                                                 =========               ==========

          Income Taxes Paid                                      $      23               $      114
                                                                 =========               ==========

        The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                            April 30, 1999 and 1998

Note 1
------

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.

Note 2
------

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant inter-company accounts and transactions have been eliminated.

Note 3
------

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding during the six months and three months ended April 30, 1999 and 1998 was 1,458,854 and 1,462,854, respectively.

As of April 30, 1999, there were 205,000 options to acquire shares of common stock with a weighted average exercise price of $1.66 that could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share for the six and three months periods ended April 30, 1999 as their effect was anti-dilutive for those periods.

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

Note 6
------

In prior years, the Company has accounted for its investment in Core Software Technology (Core) on the equity method of accounting, which requires the Company to record its shares of Core's earnings or losses. The investment in Core has been reduced to $35,000 due to Core's accumulated losses. For years beginning in fiscal 1998, the Company is carrying its investment in Core at cost, due to its percentage reduction in ownership interest and its continuation as the senior secured lender. At April 1999 and 1998 the Company owned approximately 16.2% and 18.3% respectively of the issued and outstanding common stock of Core.

Note 7
------

In April 1995, the Company consummated a transaction, whereby it agreed to acquire 100,000 shares of its common stock at $2 per share. The agreement called for 20% down, or $40,000, at the closing and the balance of $160,000 to be paid in equal annual installments of $40,000 beginning on April 1, 1996, through April 1, 1999.

As of April 30, 1999, the Company has made all required payments and has no further obligations under this transaction.

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


               6 months after granting            20%
               after one year                     20%
               after two years                    30%
               after three years                  30%
                                           =================

Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

There were 205,000 options to purchase common stock outstanding as of April 30, 1999, of which 34,000 were exercisable. No options were outstanding at April 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital at April 1999 of $2,192,000 has declined slightly when compared to $2,282,000 at October 1998 and $2,405,000 at April 1998. The reduction is primarily associated with a decline in sales for the first six months combined with the lower operating profit. The company has been able to offset the negative effects of a decline in sales and profits with more favorable terms from some of its major suppliers. These extended payment terms are for a short period of time and the Company will need to improve its payment schedule during the balance of fiscal 1999.

The Company's credit agreement provides for a total line of credit of $3,833,333, of which $2,600,000 is for working capital, $483,333 long term machinery and equipment loan, and $750,000 line for the acquisition of additional equipment. At April 1999, the Company had approximately $1,124,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,185,000 and $650,000, respectively, at October 1998 and $975,000 and $750,000, respectively, at April 1998. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 1999. The Company's credit agreement terminates in August 1999 unless extended in writing by the lender. The Company has no reason to believe that the lender will not extend the line of credit. However, there can be no assurance the Company will be able to extend the agreement.

The Company expended $233,000 on new equipment during the first three months of 1999. The Company financed the equipment through a $100,000 utilization of its equipment line of credit, with the balance coming from cash flow. As the second quarter of fiscal 1999 has shown an improvement in both sales and backlog, the Company has planned for additional equipment purchases of approximately $250,000 for the balance of the year. The Company`s current equipment line of credit is expected to be adequate to fund the planned equipment purchases.


RESULTS OF OPERATIONS
---------------------

Sales for the first six months and three months ended April 1999 have decreased 23% and 12% respectively from 1998. The Company had seen a gradual slow-down in its business the last six months of fiscal 1998 as customers delayed shipment on existing orders and the Company's backlog had slipped. The accelerated decline in sales for the first quarter of 1999 of 33% seemed to be a continuation of the slowdown the Company experienced in the last half of 1998. There are some signs that the slowdown has reached a bottom as the Company's sales and backlog, for the three months ended April 1999, have shown a steady increase. The backlog has improved to $7,924,000 at April 1999 compared to $6,986,000 at October 1998 and $8,636,000 at the end of the first quarter of 1998. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult, at this juncture, to determine the state of the economy and the Company's market. However, the increased sales and backlog are signs that the market for the Company's services may be improving. The Company will be proceeding cautiously until we see signs of a stronger economy.

The Company's operating profit for the six months and three months ended April 1999 of $59,000 and $267,000 respectively, as compared to $681,000 and $366,000 for 1998, are a direct reflection of the decline in sales during 1999. During the last half of 1998 the Company had continually evaluated the overhead additions of previous years in an attempt to streamline operations where appropriate, especially in light of the current economic climate. This evaluation is continuing, even as the climate for the Company's services have improved.

During 1998 and early 1999 the Company devoted substantial financial and manpower resources toward the completion of an ISO 9002 Certification. ISO 9000 is an international quality standard. While the ISO 9002 Certification is being required by many of the Company's current customers, it is expected to enhance the Company's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when the company passed its certifying audit. The Company received its ISO 9002 Certificate in March 1999.

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

     The Company is also addressing the readiness of its critical suppliers and customers. All principal material and service suppliers and critical customers have been contacted to determine their level of readiness. The Company has a planned follow-up to determine their progress. In certain areas where the Company relies on products supplied by manufacturers for systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

     COSTS
     -----

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $36,000. The total amount expended through April 1999 was approximately $28,000. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $8,000.

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

           (a) The annual meeting of registrant was held May 6, 1999.

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



                                   ATHANOR GROUP, INC.



Date   June 9, 1999                By    /s/ Duane L. Femrite
       ------------                      --------------------
                                          Duane L. Femrite
                                          President, Co-Chief Executive Officer,
                                          Chief Financial Officer, and Director