Form 10QSB
period 1999-07-31
ATHANOR GROUP INC
filed 1999-09-14
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED  July 31, 1999             Commission File Number 2-63481
                 ---------------------------------------------------------------


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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
1,458,854 shares as of July 31, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 1999 AND OCTOBER 31, 1998
                                   (Thousands)



                                     ASSETS

                                                                 1999       1998
                                                                 ----       ----
Current Assets:
     Cash                                                      $  100     $  236
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $20,000
       and $12,000                                              2,917      2,369

     Notes Receivable:
       Net of Allowance of $534,062 at July 31, 1999               48          0
              and October 31, 1998

     Inventories:
       Raw Materials                                              640        690
       Work in Progress                                           716        438
       Finished Goods                                           2,062      2,290
                                                               ------     ------
                                                                3,418      3,418

     Prepaid Expenses                                             108         67
     Deferred Income Tax Asset                                    204        204
                                                               ------     ------
          Total Current Assets                                  6,795      6,294

Property, Plant and Equipment, at Cost                          5,700      5,476
     Less Accumulated Depreciation and
        Amortization                                            4,204      3,932
                                                               ------     ------
            Net Property, Plant and Equipment                   1,496      1,544

Other Assets                                                      343        388
                                                               ------     ------

                                                               $8,634     $8,226
                                                               ======     ======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 1999 AND OCTOBER 31, 1998
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              1999         1998
                                                              ----         ----
Current Liabilities:

     Notes Payable                                           $1,592       $1,273
     Current Portion of Long-Term Debt                          467          546
     Accounts Payable                                         1,603        1,477
     Accrued Expenses                                           725          716
                                                             ------       ------

          Total Current Liabilities                           4,387        4,012

Long-Term Debt, Less Current Portion                            488          680

Noncurrent Deferred Income Tax Liability                        130          130

Stockholders' Equity:

     Common Stock                                                15           15
     Additional Paid-In Capital                               1,447        1,447
     Retained Earnings                                        2,167        1,942
                                                             ------       ------

          Total Stockholders' Equity                          3,629        3,404
                                                             ------       ------


                                                             $8,634       $8,226
                                                             ======       ======






         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                           Nine Months Ended July 31,
                                   (Thousands)






                                                         1999            1998
                                                         ----            ----

Net Sales                                              $ 15,517        $ 18,287

Cost of Sales                                            13,085          15,356
                                                       --------        --------

          Gross Profit                                    2,432           2,931

Selling, General & Administrative                         1,884           2,008
                                                       --------        --------

          Operating Profit                                  548             923


Other Income (Expense)
     Interest Expense                                      (184)           (241)
     Miscellaneous - Net                                     18              15
                                                       --------        --------

          Earnings Before Income Taxes                      382             697

Income Tax Expense                                          157             285
                                                       --------        --------

          NET EARNINGS                                 $    225        $    412
                                                       ========        ========



Net Earnings Per Common Share:

          Basic and Diluted                            $   0.15        $   0.28
                                                       ========        ========



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JULY 31,
                                   (THOUSANDS)






                                                           1999           1998
                                                           ----           ----

Net Sales                                                $ 5,689        $ 5,578

Cost of Sales                                              4,520          4,673
                                                         -------        -------

          Gross Profit                                     1,169            905

Selling, General & Administrative                            680            663
                                                         -------        -------

          Operating Profit                                   489            242


Other Income (Expense)
     Interest Expense                                        (64)           (77)
     Miscellaneous - Net                                       0             (1)
                                                         -------        -------


          Earnings Before Income Taxes                       425            164

Income Tax Expense                                           172             66
                                                         -------        -------

          NET EARNINGS                                   $   253        $    98
                                                         =======        =======


Net Earnings Per Common Share:

         Basic and Diluted                               $  0.17        $  0.07
                                                         =======        =======



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                         NINE MONTHS ENDED JULY 31, 1999
                                   (THOUSANDS)




                                    Common Stock
                                 (25,000,000 Shares  Additional
                                    Authorized)       Paid-In  Retained
                                  Shares   Par Value  Capital  Earnings   Total
                                  ------   ---------  -------  --------   -----

Balance at
   October 31, 1998                1,459    $   15    $1,447    $1,942    $3,404



Net Earnings for
  Nine Months Ended
   July 31, 1999                                                   225       225
                                  ------    ------    ------    ------    ------

                                   1,459    $   15    $1,447    $2,167    $3,629
                                  ======    ======    ======    ======    ======





         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)


                                                                1999      1998
                                                                ----      ----
Cash Flows From Operating Activities
     Net Earnings                                               $ 225     $ 412
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                          299       333

     (Increase) Decrease in Operating Assets:
               Accounts Receivable                               (548)      190
               Inventories                                          0       159
               Prepaid Expenses                                   (41)       (6)
               Other                                               (3)      (80)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                   126      (147)
               Accrued Liabilities                                  9       134
                                                                -----     -----

     Net Cash Provided by Operating Activities                     67       995
                                                                -----     -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                          (251)      (81)
     Investment / Advances In Unconsolidated Investee               0       (35)
                                                                -----     -----
     Net Cash Used in Investing Activities                       (251)     (116)
                                                                -----     -----

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit              319      (338)
     Repurchase of stock                                            0       (13)
     Net Payments of Long Term Debt                              (271)     (412)
                                                                -----     -----

     Net Cash Provided (Used) in Financing Activities              48      (763)
                                                                -----     -----

     Net increase (decrease) in Cash                             (136)      116

Cash at Beginning of Year                                         236       138
                                                                -----     -----

Cash at End of Period                                           $ 100     $ 254
                                                                =====     =====


Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                         $ 184     $ 241
                                                                =====     =====

          Income Taxes Paid                                     $  23     $ 114
                                                                =====     =====


         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             July 31, 1999 and 1998

Note 1
------

In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the interim periods, have been reflected.

Note 2
------

The consolidated financial statements include the accounts of Athanor Group, Inc. (Company), and its subsidiary, Alger Manufacturing Co., Inc. (Alger). Significant inter-company accounts and transactions have been eliminated.

Note 3
------

Basic and diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period. The weighted average number of shares outstanding during the nine months and three months ended July 31, 1999 and 1998 was 1,458,854 and 1,462,854, respectively.

As of July 31, 1999, there were 196,000 options to acquire shares of common stock with a weighted average exercise price of $1.66 that could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share for the nine and three months periods ended July 31, 1999 as their effect would be anti-dilutive for those periods.

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

Note 5
------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There is no difference between net earnings and comprehensive income for the Company.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SAFS
131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company operates in one segment of the precision-machined parts industry.

Note 6
------

In prior years, the Company has accounted for its investment in Core Software Technology (Core) on the equity method of accounting, which requires the Company to record its shares of Core's earnings or losses. The investment in Core has been reduced to $35,000 due to Core's accumulated losses. For years beginning in fiscal 1998, the Company is carrying its investment in Core at cost, due to its percentage reduction in ownership interest and its continuation as the senior secured lender. At July 1999 and 1998 the Company owned approximately 13.6% and 18.3% respectively of the issued and outstanding common stock of Core.

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

      6 months after granting                         20%
      after one year                                  20%
      after two years                                 30%
      after three years                               30%
                                              ===================


Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

There were 196,000 options to purchase common stock outstanding as of July 31, 1999, of which 75,000 were exercisable. There were 205,000 options to purchase stock as of July 31, 1998, none of which were exercisable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital, which had steadily declined during the first two fiscal quarters of 1999, has improved during the third quarter. The increase is primarily associated with the increase in sales and profits for the third quarter of 1999. During the first six months of 1999 as the Company's working capital was declining, the Company was able to offset the negative effects with more favorable terms from some of its major suppliers. These extended terms were granted for a limited time. During the third quarter of 1999 the Company was able to bring the extended payment terms, with these suppliers, back to normal payment terms.

In July 1999 the Company completed an amendment to its credit agreement, which extended the agreement to August 2002 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. At July 1999, the Company had approximately $1,408,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,185,000 and $650,000, respectively, at October 1998 and $1,558,000 and $650,000, respectively, at July 1998. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 1999.

The Company expended $251,000 on new equipment during the first nine months of 1999. The Company financed the equipment through a $100,000 utilization of its equipment line of credit, with the balance coming from cash flow. In addition, the Company has ordered approximately $125,000 of additional equipment for delivery in the fourth quarter of fiscal 1999. The Company`s current equipment line of credit is expected to be adequate to fund the planned equipment purchases.

RESULTS OF OPERATIONS

Sales for the first nine months ended July 1999 decreased 15% as compared to 1998, while sales for the three months ended July 1999 increased 2% from 1998. The Company had seen a gradual slow-down in its business the last six months of fiscal 1998 as customers delayed shipment on existing orders and the Company's backlog had slipped. The accelerated decline in sales for the first six months of 1999 of 23% seemed to be a continuation of the slowdown the Company experienced in the last half of 1998. There are some signs that the slowdown has reached a bottom as the Company's sales and backlog, for the three months ended July 1999, have shown a steady increase. The backlog has improved to $7,583,000 at July 1999 compared to $6,986,000 at October 1998 and $7,310,000 at July 1998. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult, at this juncture, to determine the state of the economy and the Company's market. However, the increased sales and backlog are signs that the market for the Company's services may be improving. The Company will be proceeding cautiously until we see signs of a stronger economy.

The Company's operating profit for the nine months and three months ended July 1999 of $548,000 and $489,000 respectively, as compared to $923,000 and $242,000 for 1998, are a direct reflection of the decline in sales during the first six months1999 and the subsequent improvement during the third quarter of fiscal 1999. During the last half of 1998 the Company had continually evaluated the overhead additions of previous years in an attempt to streamline operations where appropriate, especially in light of the current economic climate. The improvement in profits for the third quarter of 1999 can partially be attributed to this ongoing evaluation and the benefits it has created. This evaluation is continuing, even as the climate for the Company's services have improved.

During 1998 and early 1999 Alger devoted substantial financial and manpower resources toward the completion of an ISO 9002 Certification. ISO 9000 is an international quality standard. While the ISO 9002 Certification is being required by many of Alger's current customers, it is expected to enhance Alger's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when Alger's Ontario, California facility passed its certifying audit. Alger received its ISO 9002 Certificate in March 1999. In August 1999 Alger's Glendale, Arizona facility passed its certifying audit.

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

         COSTS
         -----

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $36,000. The total amount expended through July 1999 was approximately $28,000. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $8,000.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Financial Data Schedule, July 31, 1999

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ATHANOR GROUP, INC.






Date  September 1, 1999               By   /s/ Duane L. Femrite
     ------------------                   ------------------------------
                                          Duane L. Femrite
                                          President, Co-Chief Executive Officer,
                                          Chief Financial Officer, and Director