Form 10KSB
period 1999-10-31
ATHANOR GROUP INC
filed 2000-01-27
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

Commission file number 2-63481
                       -------

                              ATHANOR GROUP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           CALIFORNIA                                        95-2026100
-------------------------------                         ----------------------
(State or other jurisdiction of                          (IRS Employer ID No.)
 incorporation or organization)

              921 EAST CALIFORNIA AVENUE, ONTARIO, CALIFORNIA 91761
              -----------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

The Company's telephone number, including area code  (909) 467-1205
                                                   ------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

Issuer's revenues for its most recent fiscal year were $21,869,346.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 amounted to $2,308,318.

The registrant had 1,458,854 shares of common stock outstanding as of December 31, 1999.
(Effective January 31, 2000, registrant's board of directors and shareholders approved a 1 for 800 reverse split of registrant's shares of common stock; immediately thereafter, the board of directors and shareholders approved a 400 for 1 forward split of registrant's shares of common stock. The net effect of the foregoing stock splits resulted in a 1 for 2 reverse stock split of registrant's shares of common stock. Accordingly, as of January 31, 2000, registrant will have approximately 709,200 shares of common stock outstanding.)

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

         Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner-like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when Alger's Ontario, California facility passed its certifying audit. Alger received its ISO Certificate in March 1999. In August 1999, Alger's Glendale, Arizona facility passed its certifying audit.

         Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers allows the Company to remain a leader in its industry. In October 1997, the Company went on-line with a new fully integrated software system, which has the ability to purchase and schedule materials in conjunction with the manufacturing process. The company has continued since the initial installation to expend substantial resources and time in an effort to make sure the new system would meet all its current and anticipated future requirements, including the goals and objectives of the Company as set forth in its ISO 9002 Quality Manual. These goals and objectives, which are continuously monitored, include profitability, inventory levels, backlog, quality, delivery and work environment.

         An additional benefit of the manufacturing software system is the ability to generate backlog figures in various forms. In the past, the Company's system was designed to only generate unproduced backlog amounts. As of October 31, 1999, the Company's total backlog amounted to approximately $8,434,000 (compared to $5,207,000 of unproduced backlog) of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 1999. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery is changed. There is no assurance that the total backlog will result in completed sales. However, the company has not experienced significant cancellations in its recent past. The Company's unproduced backlog, as of October 31, for the past three years was as follows:
1998 - $3,607,000, 1997 - $4,957,000, 1996 -$6,184,000.

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

         MACHINERY

         Of central importance to the screw machine product manufacturer is the automatic screw machine. Most of the Company's machines are cam and gear operated, which is extremely efficient for "High Speed - High Volume Production". The Company, in essence, is in the business of selling machine time, the capabilities of its machines to produce parts, and the skill of its personnel in preparing and operating its machines. The automatic screw machine is a very complex piece of machinery that requires highly skilled machinists to set up and operate. Because the Company specializes in high volume production, it must operate the fastest machines that will produce a part within the customers' specifications. In the last few years, as the market for machined components has continued to change, the Company has added CNC Vertical Machining Centers and Single Spindle CNC Lathes. While these machines do not account for a major part of the Company's manufacturing capabilities, they are a foray into the type of machine the Company feels will be needed to stay competitive and keep pace with the increasing requirements from customers.

The Company feels that the combination of its engineering capabilities, its experience and its well-maintained equipment, meet the requirements of today's customers. All of the machinery utilized by the Company is in good working order and adequate for the current needs of the Company and its customers.

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

         The Company does not use, and has not used, solvents in the process for the cleaning of parts since 1987 when it purchased its first soap and water parts cleaner. While the evolution of soap and water parts cleaning has been slow in coming, the Company has continued its pursuit of improvements in getting product cleaner with soap and water processes, including the reclamation of cutting oils and the soap used in the cleaning process.

         EMPLOYEES

         The Company and its subsidiaries employed, on a full-time basis, one hundred and fifty-nine (159) persons on October 31, 1999, of which twelve (13) were general and administrative, three (3) were in marketing and sales, and one hundred and forty-five (143) were production personnel.

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

         ENVIRONMENTAL

         During 1992, perchloroethylene contamination was found in the ground soil below the Alger manufacturing facility. During 1998 the Company hired an environmental engineer to start the process of further investigation of the site. The company expended $20,000 during fiscal 1998 for the initial stages of this investigation, leaving a provision of $245,622 as of October 1998. During 1999 additional testing was performed. The additional testing has shown that the contamination is deeper and in higher concentrations than originally projected.

         Due to the additional testing, an additional provision of $200,000 was added in 1999. The total estimated provision has been increased to $465,622, less $49,707 expended to date, leaving a balance of $415,915 as of October 31, 1999. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $371,000 to $555,000 depending on additional testing requirements from the local agencies, if any. It is estimated that the costs associated with the remediation will be expended over a two-year period. The cost estimate is based on the use of one vapor extraction system with two wells to effectively remediate the entire plume in addition to all impacted soils within an eighty-foot radius of each well and to two hundred feet below grade surface. The appropriate local agencies were notified of the results of the Environmental Site Investigation, which was conducted in September 1999. The Company is currently awaiting direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated.

         Although the matter has not been fully investigated, the Company believes that its insurance may cover a portion of the remediation cost; however, the Company has not reflected any potential recovery in its accrual of the estimated cost in its financial statements.

         SALES PRACTICES

         Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 1999, 1998, and 1997was as follows:


                      DOLLAR AMOUNT OF TOTAL SALES (000'S)
                      ------------------------------------

                                            1999           1998           1997
                                            ----           ----           ----

    California                            $ 5,979        $ 6,328        $ 6,483
    Other Western States                    3,363          4,194          3,954
    All Others                              9,310          9,030          9,713
    Scrap                                   3,217          4,084          4,729
                                          -------        -------        -------
                                          $21,869        $23,636        $24,879
                                          =======        =======        =======




                            PERCENTAGE OF TOTAL SALES
                            -------------------------

                                                  1999         1997         1996
                                                  ----         ----         ----

      California                                   27%          26%          30%
      Other Western States                         15           16           19
      All Others                                   43           39           31
      Scrap                                        15           19           20
                                                  ---          ---          ---
                                                  100%         100%         100%


         Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 1999, 1998, and 1997, foreign sales represented less than one-half of one per cent of total sales.

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

         CUSTOMERS

         The Company manufactures parts for a variety of customers. During 1999 there was one customer, from multiple divisions, which accounted for approximately 11.8% of the Company's consolidated sales. The Company does not believe that the loss of this customer would have a material adverse effect on its overall operations. The products associated with this customer require substantial outside processing and the actual utilization on the Company's facilities required for this customer is substantially less than 10%.

         During 1999, less than 1% of the Company's business was government related.


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


                               MARKET INFORMATION
                               ------------------

                         12/31/99       9/30/99         6/30/99        3/31/99
                         --------       -------         -------        -------
        Ask               3 1/4          3 15/32         3 11/16         2 1/8
        Bid               2 7/8          2 1/32          1 7/8           1 1/2

                         12/31/98       9/30/98         6/30/98        3/31/98
                         --------       -------         -------        -------
        Ask               3 19/32        3 1/4           2 7/8           2 3/8
        Bid               1 21/32        1 21/32         1 13/16         1 3/4

                         12/31/97       9/30/97         6/30/97        3/31/97
                         --------       -------         -------        -------
        Ask               3 1/8          3 3/8           2 7/8          2 7/8
        Bid               2 1/4          2 5/8           2 3/8          2 3/16




         As of December 31, 1999, the approximate number of shareholders of record of common shares was 171.

         No dividends were declared during the fiscal year ended October 31, 1999, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The following table summarizes the changes in working capital for the fiscal years 1999, 1998, and 1997 (Thousands of Dollars).


                                       1999            1998            1997
                                       ----            ----            ----

         Current Assets              $   6,822       $   6,294      $   6,600
         Current Liabilities         $   4,718       $   4,013      $   4,373
         Working Capital             $   2,104       $   2,281      $   2,227


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1998


         For the year ended October 1999, working capital decreased $177,000 or approximately 8%. The Company's decline in sales and profits for the year is the main reasons for such decrease. Major component changes were an increase in cash of $380,000, increase in accounts receivable of $406,000 (18%), decrease in inventory of $335,000 (10%), increase in accounts payable of $258,000 (18%) and an increase in the accounts receivable/inventory line of credit of $325,000 (25%). While the majority of changes reflect the decrease in sales and profits for fiscal 1999, the increase in accounts receivable is reflective of the positive turnaround in the last six months of the year. This is especially the case in the fourth quarter of 1999 as sales increased 19% as compared to 1998.

         Fiscal 1999 started out with declining sales and generating losses. The Company continued on its course from 1998 of not making any major equipment purchases that were not absolutely necessary, until there was a clearer picture of where the economy was headed. As such, the Company only purchased $298,000 of equipment in 1999 and $93,000 in 1998 as compared to $1,214,000 in 1997. The Company financed the purchases with cash from operations and the utilization of $100,000 of its equipment line of credit. In addition, the Company has ordered approximately $125,000 of equipment for delivery in the first quarter of 2000. Since the last six months of fiscal 1999 showed a substantial improvement in sales, the Company is in the process of re-evaluating the need for additional equipment and major repairs in fiscal 2000.

         The Company reduced short and long-term debt by $375,000 with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. At October 1999, the Company had approximately $1,355,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,185,000 and $650,000, respectively, at October 1998. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 2000.

         During 1999, the Company used $100,000 of cash provided from operations and its line of credit to make an additional investment of $100,000 in Fluid Light Technologies, Inc. (FLT), bringing its total investment to $200,000. FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. FLT is a developmental stage company and has no revenues or earnings. FLT anticipates shipping its first product in January 2000. The Company has always considered other investment opportunities as a way to increase shareholder value. While the Company feels that this investment has tremendous potential, the Company has made no commitments beyond the investment already made.


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1997

         The Company's working capital as of October 1998 remained fairly constant as compared to 1997. Major component changes were a decrease in accounts receivable of $314,543 (12%), a decrease in inventory of $52,562 (2%) and a decrease in accounts payable of $241,125 (14%). The decrease in accounts receivable, inventory and accounts payable, coincide with a decrease in sales the last quarter of fiscal 1998.

         While 1998 started out to be a very good year with sales and profit increases, the business climate started to deteriorate in the second quarter and continued during the last half of the year. With sales and backlog declining, the Company decided not to make any new major equipment purchases that were not absolutely necessary, until there was a clearer picture of where the economy was headed. As such, the Company only purchased $93,000 of equipment in 1998 as compared to $1,214,000 in 1997. In addition, the Company had approximately $170,000 of additional equipment on order for delivery in late 1998 and early 1999.

         During 1998 the Company was able to reduce its short term and long-term debt by $655,046 with cash provided from operations. In August 1998 the Company completed an amendment to its credit agreement extending the agreement to August 31, 1999. The amended credit agreement maintained the Company's working capital line of $2,600,000. The amended agreement provided for a new term loan not to exceed $483,333. In addition, the amended agreement continued a new equipment line to $750,000 (with a balance available of $650,000) for the purchase of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 85% of the purchase price of equipment. At October 31, 1998, the Company had approximately $1,185,000 available under the working capital line and $650,000 available under the new equipment line as compared to $1,235,000 and $650,000 respectively in 1997.

         The Company used $150,000 of cash provided from operations to make investments in two companies, Fluid Light Technologies and California South Pacific Investors. The total investment, as of October 31, 1998, in these companies was $246,000.

         During 1998 the Company made additional loans to Core Software Technology (Core) in the amount of $35,000. The total outstanding loans were $685,622. During 1997 Core repaid $225,116 of the loans and accrued interest. The outstanding balance, except for the $35,000 advanced in 1998, had been fully reserved in prior years pursuant to the equity method of accounting. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

RESULTS OF OPERATIONS
---------------------

         The following table summarizes the results of operations for the fiscal years 1999, 1998, and 1997 (Thousands of Dollars):

                                      1999             1998             1997
                                      ----             ----             ----

         Sales                       $21,869          $23,636         $24,879
         Cost of Sales               $18,587          $19,855         $21,189
         Operating Profit            $   644          $ 1,063         $   998
         Net Earnings                $    45          $   455         $   483


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1998

         The decline in sales, which started in the middle of fiscal 1998, continued for the first six months of fiscal 1999. The second half of 1999 was just the opposite as sales continued to rebound. The net result for the fiscal year 1999 was a decline in sales of 7.5% as compared to 1998 and an increase of 19% in the fourth quarter as compared to 1998. The Company's backlog followed suit as it started the year at $6,986,000 and ended at $8,434,000 at October 1999. There was a leveling out of sales and backlog throughout much of the year, with the Company not sure to what extent sales would continue to be affected by the economic problems in other parts of the world. The fourth quarter of 1999 was a turning point as sales and backlog continued to increase along with the demand from customers to quote new products.

         The Company's operating profits for 1999 decreased to $644,000, a 39% drop from 1998. The 7.5% decline in sales for fiscal 1999 was the main reason for the decline in profits. As sales go, so go profits. The Company's operating profit for the first six months of 1999 was $59,000 as compared to $681,000 for 1998; the last six months of 1999 the operating profit was $585,000 as compared to $382,000 for 1998.

         During 1999 the Company initiated additional testing with regard to its environmental contamination at the Ontario facility. The results required the Company to accrue an additional reserve of $200,000, bringing the total reserve to $465,622, less $49,707 expended to date, leaving a balance of $415,915 as of October 31, 1999. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $371,000 to $555,000 depending on additional testing requirements from the local agencies, if any. It is estimated that the costs associated with the remediation will be expended over a two-year period. The appropriate local agencies were notified of the results of the Environmental Site Investigation. The Company is currently awaiting direction from such agencies. Until a plan of remediation has been structured and approved by the appropriate agencies, the cost to remediate the contamination can only be estimated.

         Interest expense decreased 10% in 1999 as compared to 1998. The decrease was due to lower sales and a reduction in financing costs associated with the accounts receivable/inventory line of credit.

         The effective tax rate for 1999 increased to 77% from 42% in 1998. The major component of the increase was 22.5% from prior year under estimates of tax.


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1997

         Sales for 1998 declined 5% as compared to 1997. However, sales for 1998 were volatile, as the first quarter sales showed a 28% increase to a 21% decline in sales the third quarter as compared to 1997. The Company's backlog seemed to follow right along as it increased to $9,014,000 at the end of the first quarter and ended at $6,986,000 as of October 1998 as compared to $8,075,000 at October 1997. The decline in sales and backlog was gradual and consistent during the last half of fiscal 1998. There is no one factor other than a general slowdown in business across the Company's customer base. The Company was expecting, but not sure to what extent sales would be affected by the economic problems in Asia and Europe as we are not always sure to what extent the component parts we produce go into products for export.

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

EFFECTS OF INFLATION
--------------------

         Inflation for the fiscal years ended 1999, 1998 and 1997 were minimal and had no effect on the Company's operations.

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


YEAR 2000 COMPUTER REQUIREMENTS
-------------------------------

         During fiscal 1997, the Company established an enterprise-wide program to address its Year 2000 issues. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, has been completed. All applications that were previously not Year 2000 compliant have been replaced by new systems. The costs of new systems have been recorded as an asset and amortized. The portion of the costs associated with making the remaining applications, not covered by new systems, Year 2000 compliant was not material. Accordingly, the Year 2000 effort did not have a material impact on its results of operations, liquidity or financial condition. In addition, the Company has not deferred any other projects that will have a material impact on its results of operations, liquidity or financial condition.

         INFORMATION TECHNOLOGY ("IT") SYSTEMS
         -------------------------------------

         In conjunction with the establishment of its enterprise-wide Year 2000 program, the Company began converting its computer information systems to a new enterprise system, which is Year 2000 compliant. As of October 31, 1999, all implementations are complete.

         NON-IT SYSTEMS
         --------------

         Non-IT Systems may contain date sensitive, embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as telephone and heating and air conditioning units.

         As the Company is a product manufacturer, the "embedded chip" issue relates to equipment used by the Company and hence, primarily to the Company's manufacturing facilities. Facilities and equipment inventories and assessments were completed in September 1999 and updated as needed. However, the majority of the Company's machinery is manually operated, and therefore is less affected by Year 2000 issues.

         The Company is also addressing the readiness of its critical suppliers and customers. All principal material and service suppliers and critical customers have been contacted to determine their level of readiness. All of the Companies major suppliers have confirmed that they are Y2K compliant. In certain areas where the Company relies on products supplied by manufacturers for systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

         COSTS
         -----

         The total cost associated with required modifications to become Year 2000 compliant was not material to the Company's results of operations, liquidity and financial condition. The total cost of the Year 2000 effort was approximately $36,000, and has all been expended as of October 1999.

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


ITEM 7.    FINANCIAL STATEMENTS

TITLE                                                                       PAGE
--------------------------------------------------------------------------------


Independent Auditor's Report.................................................16

Consolidated Balance Sheets
at October 31, 1999 and 1998.................................................17

Consolidated Statements of Earnings
for each of the three years ended October 31, 1999, 1998 and 1997............19

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 1999, 1998 and 1997............20

Consolidated Statements of Cash Flows
for each of the three years ended October 31, 1999, 1998 and 1997............21

Notes to Consolidated Financial Statements ..................................23

ITEM 7A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's $4,233,333 Loan and Security Agreement has interest payable at a rate of one percent (1%) above the Prime Rate. Changes in interest rates which dramatically increase the interest rate on the credit agreement would make it more costly to borrow proceeds under that agreement and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

         The Company does not hold derivative investments and does not earn foreign-source income. All of the Company's net sales are realized in dollars and almost all of the revenues are from customers in the United States. Therefore, the Company does not believe that it has any significant direct foreign currency exchange risk.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                               ATHANOR GROUP, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                            October 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)







                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Athanor Group, Inc.:


We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiary as of October 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiary as of October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999 in conformity with generally accepted accounting principles.



/S/   KPMG LLP
--------------


Los Angeles, California
December 10, 1999

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                            October 31, 1999 and 1998




                                    ASSETS                    1999        1998
                                                             ------      ------
Current assets:
     Cash                                                $  616,178      236,320
     Accounts receivable, net of allowance for
          doubtful accounts of $19,500 and $8,467
          at October 31, 1999 and 1998 (notes 3
          and 4)                                          2,774,982    2,368,775
     Other receivables                                        7,100       29,344

     Inventories (notes 3 and 4):
        Raw materials                                       487,382      689,553
        Work in process                                     404,211      438,308
        Finished goods                                    2,191,204    2,290,331
                                                         ----------   ----------

                                                          3,082,797    3,418,192
                                                         ----------   ----------

     Prepaid expenses                                        81,574       37,275
     Deferred income tax assets (note 5)                    259,137      204,319
                                                         ----------   ----------

                 Total current assets                     6,821,768    6,294,225

Property, plant and equipment, net (notes 2 and 6)        1,418,308    1,543,895

Other assets (including related party receivable
          of $48,375 and $40,000)                           489,100      387,732
                                                         ----------   ----------

                                                         $8,729,176    8,225,852
                                                         ==========   ==========




See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                            October 31, 1999 and 1998




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable (note 3)                                          $1,598,358    1,273,034
     Current portion of long-term debt (note 4)                        426,853      546,085
     Accounts payable                                                1,734,730    1,476,713
     Accrued liabilities:
        Salaries, wages and other compensation                         219,086      261,685
        Income tax payable                                             149,379       47,065
        Other                                                          589,458      408,128
                                                                    ----------   ----------

                 Total current liabilities                           4,717,864    4,012,710
                                                                    ----------   ----------

Long-term debt, less current portion (note 4)                          423,919      679,512

Deferred income tax liability (note 5)                                 138,584      129,782

Stockholders' equity:
     Redeemable, convertible preferred stock, $3 stated value
        Authorized 5,000,000 shares; none issued                          --           --
     Common stock, $.01 par value.  Authorized 25,000,000 shares;
        issued and outstanding 1,458,854 shares in 1999 and 1998        14,588       14,588
     Additional paid-in capital                                      1,447,391    1,447,391
     Retained earnings                                               1,986,830    1,941,869
                                                                    ----------   ----------

                 Total stockholders' equity                          3,448,809    3,403,848

Commitments (notes 4 and 6)
                                                                    ----------   ----------

                                                                    $8,729,176    8,225,852
                                                                    ==========   ==========



See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                   Years ended October 31, 1999, 1998 and 1997




                                                     1999             1998            1997
                                                     ----             ----            ----

Net sales (note 8)                               $ 21,869,346      23,635,679      24,879,039
Cost of sales                                      18,586,560      19,855,347      21,189,044
                                                 ------------    ------------    ------------

                  Gross profit                      3,282,786       3,780,332       3,689,995

Selling, general and administrative expenses        2,638,939       2,717,631       2,692,247
                                                 ------------    ------------    ------------

                  Earnings from operations            643,847       1,062,701         997,748

Other income (expense):
     Interest expense                                (269,154)       (299,484)       (333,677)
     Recoveries of advances to unconsolidated
        investee                                         --              --           225,116
     Environmental remediation (note 6)              (200,000)           --              --
     Other, net                                        16,750          10,655         (57,616)
                                                 ------------    ------------    ------------

                  Earnings before income taxes        191,443         773,872         831,571

Income taxes (note 5)                                 146,482         319,163         348,504
                                                 ------------    ------------    ------------

                  Net earnings                   $     44,961         454,709         483,067
                                                 ============    ============    ============

Net income per common share (note 1):
     Basic                                       $        .03             .31             .33
                                                 ============    ============    ============

     Diluted                                     $        .03             .31             .33
                                                 ============    ============    ============




See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                   Years ended October 31, 1999, 1998 and 1997



                                                                         ADDITIONAL
                                                  COMMON STOCK            PAID-IN      RETAINED
                                             -----------------------
                                                SHARES       AMOUNT       CAPITAL      EARNINGS        TOTAL
                                             ---------    ----------     ---------    ---------     ---------

Balance at October 31, 1996                  1,471,354    $   14,713     1,447,391    1,035,293     2,497,397

Repurchase and retirement of common stock
    (note 7)                                    (3,420)          (34)         --         (8,716)       (8,750)

Net earnings                                      --            --            --        483,067       483,067
                                            ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1997                  1,467,934        14,679     1,447,391    1,509,644     2,971,714

Repurchase and retirement of common stock
    (note 7)                                    (9,080)          (91)         --        (22,484)      (22,575)

Net earnings                                      --            --            --        454,709       454,709
                                            ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1998                  1,458,854        14,588     1,447,391    1,941,869     3,403,848

Net earnings                                      --            --            --         44,961        44,961
                                            ----------    ----------    ----------   ----------    ----------

Balance at October 31, 1999                  1,458,854    $   14,588     1,447,391    1,986,830     3,448,809
                                            ==========    ==========    ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Years ended October 31, 1999, 1998 and 1997



                                                              1999          1998         1997
                                                           ---------     --------      -------

Cash flows from operating activities:
     Net earnings                                          $  44,961      454,709      483,067
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Recoveries of advances to unconsolidated
              investee                                          --           --       (225,116)
           Depreciation and amortization                     400,246      389,724      360,272
           Gain on disposal of fixed assets                    8,000         --         71,421
           Provision for deferred income taxes               (46,016)        --        101,705
           (Increase) decrease in operating assets:
              Accounts receivable                           (406,207)     314,543     (214,708)
              Inventories                                    335,395       52,562     (296,023)
              Prepaid expenses and other assets             (145,669)    (227,992)     (32,060)
              Income taxes receivable                           --         18,364      (16,749)
           Increase (decrease) in operating liabilities:
              Accounts payable                               258,017     (241,125)     274,179
              Accrued liabilities                            138,731      (25,618)     (84,186)
              Income taxes payable                           102,314       63,814     (122,769)
                                                           ---------    ---------    ---------

                    Net cash provided by operating
                       activities                            689,772      798,981      299,033
                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment                     (297,573)     (93,152)    (470,607)
     Proceeds from sales of property and equipment            14,916         --        119,498
     Collections on notes receivable                          22,244       70,119         --
     Issuance of note receivable                                --           --        (96,963)
     Repayment of advances to unconsolidated
        investee                                                --           --        225,116
                                                           ---------    ---------    ---------

                    Net cash used in investing
                       activities                           (260,413)     (23,033)    (222,956)
                                                           ---------    ---------    ---------


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   Years ended October 31, 1999, 1998 and 1997



                                                         1999        1998          1997
                                                      --------    ---------    ---------

Cash flows from financing activities:
     Net borrowings (repayments) under line of
        credit                                       $ 325,324      (92,463)     425,740
     Repayments of long-term debt                     (374,825)    (562,583)    (470,550)
     Repurchase of common stock                           --        (22,575)      (8,750)
                                                     ---------    ---------    ---------

                    Net cash used in financing
                       activities                      (49,501)    (677,621)     (53,560)
                                                     ---------    ---------    ---------

                    Net increase in cash               379,858       98,327       22,517

Cash at beginning of year                              236,320      137,993      115,476
                                                     ---------    ---------    ---------

Cash at end of year                                  $ 616,178      236,320      137,993
                                                     =========    =========    =========

Supplemental disclosures of cash flow information:
     Interest paid                                   $ 269,154      299,484      333,677
     Income taxes paid                                  90,723      224,296      386,317
                                                     =========    =========    =========


Supplemental schedule of noncash investing and financing activities:
     1997 - the Company purchased $743,601 of machinery and equipment under capital lease obligations.


See accompanying notes to consolidated financial statements.

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997




(1)         SUMMARY OF ACCOUNTING POLICIES

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

            A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

            (a)   REVENUE RECOGNITION

            The Company recognizes revenue upon shipment. Provisions for returns are provided at time of sale.

            (b)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Athanor and its wholly owned subsidiary, Alger Manufacturing Co., Inc. (Alger). Significant intercompany accounts and transactions have been eliminated.

            (c)   INVENTORIES

            Inventories, which are comprised primarily of raw materials, direct labor and overhead, are stated at the lower of cost, based on the first-in, first-out method, or market.

            (d)   PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Repairs and maintenance are expensed as incurred. Cost and accumulated depreciation applicable to assets retired or disposed of are eliminated from the accounts, and any gains or losses are included in other income.

            Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated service lives using the straight-line method:

                        Machinery and equipment                  5 to 7 years
                        Leasehold improvements                   2 to 5 years


            Leasehold improvements are amortized over the lesser of their useful lives or lease term.

            (e)   INCOME TAXES

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

            (f)   INVESTMENTS

            The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments is $381,000. The carrying value of the investment in Core Software Technology (Core), an affiliated company, at October 31, 1999 is $35,000, which is net of an allowance of $48,000 for uncollectable amounts (see note 10).

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997


            (g)   EARNINGS PER SHARE

            Basic earnings per share represents net earnings available to common stockholders divided by the weighted average shares outstanding excluding all common stock equivalents. Diluted earnings per share reflects the dilutive effects of all common stock equivalents.

            The components of basic and diluted earnings per share were as follows:

                                                            1999         1998         1997
                                                        ----------   ----------   ----------

            Net income                                  $   44,961      454,709      483,067
                                                        ==========   ==========   ==========

            Weighted average outstanding shares of
                common stock - basic                     1,458,854    1,464,914    1,468,872
            Dilutive effect of employee stock options
                                                             1,228       22,308         --
                                                        ----------   ----------   ----------
            Common stock and common stock
                equivalents - diluted                   $1,460,082    1,487,222    1,468,872
                                                        ==========   ==========   ==========

            Earnings per share:
                Basic                                   $      .03          .31          .33
                Diluted                                        .03          .31          .33
                                                        ==========   ==========   ==========


            (h)   USE OF ESTIMATES

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

            (i)   IMPAIRMENT OF LONG-LIVED ASSETS
                  AND LONG-LIVED ASSETS TO BE DISPOSED OF

            The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997



            (j)   STOCK OPTION PLANS

            The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to measure compensation cost prescribed by APB Opinion No. 25, and to make pro forma disclosures of net earnings and earnings per share as if the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied.

            (k)   SEGMENTS

            The Company has received the disclosure requirements under Financial Accounting Standard No. 131, dealing with segments and has determined it operates in a single segment.





(2)         PROPERTY, PLANT AND EQUIPMENT

            A summary of property, plant and equipment by classification follows:

                                                            1999         1998
                                                        ----------    ----------

             Machinery and equipment                    $5,626,691     5,392,387
             Leasehold improvements                         84,042        84,042
                                                        ----------    ----------

                                                         5,710,733     5,476,429
             Less accumulated depreciation
                  and amortization                       4,292,425     3,932,534
                                                        ----------    ----------

                                                        $1,418,308     1,543,895
                                                        ==========    ==========



(3)         NOTE PAYABLE

            The Company has a $4,233,333 credit agreement (the Agreement) with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of the Company. The Agreement provides for a working capital line of credit, a term loan and a new equipment line of credit. Under the working capital line of credit, the Company may borrow amounts up to $3,000,000 based on eligible accounts receivable and inventories, as defined. Interest on drawings on the line of credit is payable at the prime rate (8.25% at October 31, 1999) plus 1.0%. The line of credit expires in August 2001. At October 31, 1999, $1,598,358 was outstanding and approximately $1,355,000 was available. The Agreement also provides for a term loan not to exceed $483,333, of which $249,998 was outstanding at October 31, 1999.

            The $750,000 new equipment line of credit expires April 30, 2001. Under this line of credit, the Company has borrowed $200,000, of which $125,264 was outstanding at October 31, 1999. Borrowings on both the term loan and new equipment line of credit are included in long-term debt in the accompanying balance sheet (see note 4). AGI has guaranteed borrowings outstanding under this credit agreement. As of October 31, 1999, available borrowings under this agreement aggregated $550,000.

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997



(4)         LONG-TERM DEBT

            Long-term debt consisted of the following:

                                                                                  1999              1998
                                                                                ----------      ----------

      Notes payable to a lending institution at the prime rate plus 1.0%, payable in monthly installments of $18,745, plus interest, due April
          2001, collateralized by substantially all assets of Alger (see
          note 3)                                                               $  375,262         486,653
      Notes payable to others at rates ranging from 10.0% to 12.9%, payable in monthly installments of $1,133, including interest, repaid in
          May 1999, collateralized by equipment and automobiles                         --           6,867
      Note payable to an individual bearing interest at 8.5%, payable in yearly installments of $40,000, with interest payable quarterly,
          repaid in April 1999                                                  $       --          40,000
      Capital lease obligations (see note 6)                                       475,510         692,077
                                                                                ----------      ----------

                                                                                   850,772       1,225,597
      Less current portion                                                         426,853         546,085
                                                                                ----------      ----------

                                                                                $  423,919         679,512
                                                                                ==========      ==========


            A schedule of aggregate, annual principal payments on long-term debt as of October 31, 1999 is as follows:

                             2000                 $ 426,853
                             2001                   326,388
                             2002                    97,531
                                                  ---------
                                                  $ 850,772
                                                  =========

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997


(5)         INCOME TAXES

            Income tax expense (benefit) consists of the following:

                                                          FEDERAL       STATE       TOTAL
                                                         ---------   ----------   ---------

      1999:
          Current                                        $ 112,497     36,883      149,380
          Deferred                                         (37,617)    (8,399)     (46,016)
          Adjustment for understatement of prior taxes
                                                            43,118         --       43,118
                                                         ---------   -----------  --------
                                                         $ 117,998     28,484      146,482
                                                         =========   ===========  ========

      1998:
          Current                                        $ 235,079     65,721      300,800
          Deferred                                          12,967      5,396       18,363
                                                         ---------   -----------  --------
                                                         $ 248,046     71,117      319,163
                                                         =========   ===========  ========

      1997:
          Current                                        $ 199,271     47,528      246,799
          Deferred                                          85,370     16,335      101,705
                                                         ---------   -----------  --------
                                                         $ 284,641     63,863      348,504
                                                         =========   ===========  ========


            The difference between the federal income tax rate and the effective income tax rate on net earnings is as follows:

                                 1999                 1998                   1997
                          -----------------     ----------------      ----------------
                          PERCENT    AMOUNT     PERCENT   AMOUNT      PERCENT   AMOUNT
                          -------    ------     -------   ------      -------   ------


Statutory U.S. federal
    tax rate               34.0%  $ 65,091       34.0%   $263,116       34.0%   $282,734
State income taxes,
    net of federal
    benefit                 6.1     11,678       6.1       47,206        6.1      50,726
Benefit due to state
    tax credits              --        --         (.4)     (3,000)      (1.2)    (10,000)
Change in valuation
    allowance                --        --        (3.2)    (24,681)       --          --
Current year impact of
    prior year
    estimates              22.5     43,118        --         --          --          --
Other                      13.9     26,595        4.7      36,522        3.0      25,044
                           ----     ------       ----    --------       ----    --------

                           76.5%  $146,482       41.2%   $319,163       41.9%   $348,504
                           ====   ========       ====    ========       ====    ========

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997

            The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at October 31, 1999 and 1998 is as follows:

                                                                       1999         1998
                                                                     ---------   --------

            Deferred tax assets:
                Bad debt reserves                                    $   7,834      3,400
                Equity in loss of unconsolidated investee              164,005    164,004
                Contamination reserve                                  166,948     98,448
                Other                                                   40,350     58,467
                                                                     ---------   --------

                          Total gross deferred tax assets              379,137    324,319

                Valuation allowance                                    120,000    120,000
                                                                     ---------   --------

                          Net deferred tax assets                    $ 259,137    204,319
                                                                     =========   ========

            Deferred tax liabilities - accelerated depreciation on
                fixed assets                                         $ 138,584    129,782
                                                                     =========   ========


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


(6)         COMMITMENTS AND CONTINGENCIES

            The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 1999 and 1998 is as follows:

                                                         1999         1998
                                                      ----------   ----------

               Asset                                  $1,116,635    1,117,000
                   Less accumulated depreciation         435,676      262,000
                                                      ----------   ----------

                                                      $  680,959      855,000
                                                      ==========   ==========


            The Company leases three premises which are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

            The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 1999:

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997

                                                           CAPITAL   OPERATING
                                                           LEASES     LEASES       TOTAL
                                                          ---------  ---------  ---------

            Year ending October 31:
               2000                                      $238,430     315,200     553,630
               2001                                       194,437     325,620     518,057
               2002                                       100,225     220,472     320,697
               2003                                            --       6,010       6,010
                                                         --------    --------   ---------

                    Minimum lease payments                533,092    $865,302   1,392,384
                                                                     ========   =========

               Less amount representing interest and
                 taxes                                     57,582
                                                         --------

                    Present value of future capital
                       lease payments                    $475,510
                                                         ========

            Rental expense for operating leases was approximately $270,000 in 1999, $294,000 in 1998 and $297,000 in 1997.

            As of October 31, 1999 and 1998, the Company has accrued $416,000 and $245,000, respectively, relating to the estimated cost to remediate perchloroethylene contamination in the subsurface soil below Alger.

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


(7)         STOCKHOLDERS' EQUITY

            During 1998 and 1997, the Company repurchased and retired 9,080 and 3,420 shares of common stock for approximately $2.50 and $3.00 per share, respectively.


(8)         MAJOR CUSTOMER

            For the years ended October 31, 1999 and 1998, the Company had one customer which accounted for more than ten percent (10%) of net sales. Receivables from this customer as of October 31, 1999 and 1998 amounted to $293,162 and $177,744, respectively. For the year ended October 31, 1997, the Company had no customers who accounted for more than 10% of net sales.


(9)         EMPLOYEE BENEFIT PLANS

            The Company and its subsidiary have a 401(k) plan covering substantially all employees. Employees may contribute up to 15 percent (15%) of their wages subject to IRS limitations. The Company will match 100 percent (100%) of the employees' contribution not exceeding 1 percent (1%) of their wages plus 50 percent (50%) of the employees' remaining contribution up to 4 percent (4%). The Company

                      ATHANOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997


            may also make discretionary contributions to the plan that are allocated to each employee based upon their pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $112,000, $97,000 and $80,000 for the years ended October 1999, 1998 and 1997, respectively.

            In April 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorized grants of options to purchase up to 220,340 shares of authorized but unissued common stock. In May and December of 1998, the Company granted 170,000 and 35,000 stock options, respectively, for shares of Athanor. Stock options were granted with an exercise price equal to the stock's fair market value at the dates of grant ($1.66 at May 8, 1998 and December 11, 1998). All stock options vest and become fully exercisable as shown below:

                          6 months after granting              20%
                          After one year                       20
                          After two years                      30
                          After three years                    30
                                                            ========


            Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

            There were 196,000 and 170,000 options to purchase common stock outstanding as of October 31, 1999 and 1998, respectively. At October 31, 1999, 82,000 options were exercisable.

            The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined consistent with SFAS Statement No. 123, the Company's net earnings and earnings per share for fiscal 1999 would have been reduced to the pro forma amounts indicated below:

                          Pro forma net earnings                 $ 2,535
                          Pro forma earnings per share:
                              Basic                                 .00
                              Diluted                               .00
                                                                 =========


            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: expected volatility of 102%; risk-free interest rate of 5.6%; assumed dividend yield of 0; and expected life of seven years.

            Assumptions used for grants in fiscal year 1999 are as follows: expected volatility of 64%; risk-free interest rate of 4.57%; assumed dividend yield of 0; and expected life of seven years.

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


(10)        RELATED PARTY TRANSACTIONS

            The Company currently has stock holdings in Core Software Technology, a California corporation (Core), owning 462,567 shares of the issued and outstanding common stock of Core, which represents approximately thirteen percent (13.2%) of the total issued and outstanding shares of Core's capital stock at October 31, 1999.

            The Company has provided a portion of the working capital requirements of Core during previous years in the form of a series of loans to Core. As of October 31, 1999, the total amount outstanding from Core is $83,000. Interest accrues on this loan at a rate of 8% and the loan is payable on demand. The Company has elected to reserve $48,000 of this balance due to Core's accumulated losses.

            Mr. Miller served as Secretary and a Director of Core from September 1991 to April 1998 and a Director from May 1999 to the present. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core, as well as options and warrants to purchase 54,310 shares of the common stock of exercise prices ranging from $3.00 to $8.25 a share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share.

            Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. As of October 31, 1999, Core owes $140,745 to R&D in connection with said consulting agreement. No fees were paid by Core to R&D during 1999.

            The Company has made investments to date totaling $146,000 as a Limited Partner in California South Pacific Investors (CSPI). Duane Femrite is a General Partner in CSPI.

            During 1998, the Company made a $100,000 investment in Fluid Light Technologies, Inc. (FLT). In 1999, the Company made an additional investment of $100,000. FLT is a development stage company and has no revenues or earnings. The Company owns 512,597 shares of Preferred Stock representing an ownership interest of 5.8%. Mr. Miller is a Director of FLT.

            In January 1996, the Internal Revenue Service (IRS) served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by Image Data Corporation (IDC), the predecessor company to Core. In connection therewith, the IRS has collected approximately $36,000 from Mr. Miller and currently collects $500 per month. In connection with Core's previous acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core reimbursed Mr. Miller in the approximate amount of $23,000 during 1997 and $12,000 in 1999. Mr. Miller anticipates that any additional funds collected by the IRS, in conjunction with such levy, may ultimately be reimbursed by Core.

            The Company has made loans to Mr. Miller, in previous years, in the principal amount of $40,000. During 1998, the Company decided to renew the original note plus accrued interest and made additional advances of $8,375. The total outstanding loan to Mr. Miller in the amount of $62,512 is due January 28, 2000. The Company received an additional 10,000 shares of the Company's common stock, for a total of 35,000 shares as collateral.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 1999.

                          DIRECTOR/OFFICER INFORMATION

                           Principal                                 Director
     Name                  Occupation                     Age          Since
--------------------------------------------------------------------------------

Gregory J. Edwards    Director                            55           1990

Duane L. Femrite      President, Co-Chief Executive       54           1985
                      Officer, Chief Financial Officer
                      of the Company

Edmund R. Knauf, Jr.  Director                            57           1997

Richard A. Krause     Vice President of the Company,      64           1992
                      President, Alger Manufacturing
                             Company, Inc.

Robert W. Miller      Chairman of the Board, Co-Chief     57           1976
                      Executive Officer, Secretary of
                      The Company

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

DUANE L. FEMRITE     President, Co-Chief Executive Officer of the Company since
                     May 1999, Chief Executive Officer from April 1995 to May
                     1999, and Chief Financial Officer since December 1982.
                     Director of the Company since December 1985. Mr. Femrite is a Certified Public Accountant.

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

ROBERT W. MILLER     Chairman of the Board since 1976. Chief Executive Officer
                     of the Company from 1976 to April 1995, Co-Chief Executive
                     Officer from May 1999 to present, Corporate Secretary since
                     April 1995. Director of Core Software Technology from
                     September 1991 to April 1998 and September 1999 to present.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's three most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL            LONG TERM COMPENSATION
                                        COMPENSATION               AWARDS
NAME AND PRINCIPAL                                              SECURITIES          ALL
      POSITION                YEAR      SALARY     BONUS     UNDERLYING OPTIONS    OTHER(1)
-------------------------------------------------------------------------------------------
                                          $          $                #               $

Duane L. Femrite              1999     157,243    15,000            7,500           4,000
  President, Co-Chief         1998     149,615    25,000           30,000           4,000
  Executive Officer and       1997     144,192    25,000               --           2,949
  Chief Financial Officer

Richard A. Krause             1999     169,243    24,244           20,000           4,000
  Vice President and          1998     161,615    44,985           30,000           3,329
  President of Alger          1997     156,423    35,063               --           3,750
  Manufacturing Co., Inc.

Robert W. Miller              1999     157,578    15,000            7,500           1,600
  Chairman of the Board       1998     150,066    25,000           30,000           1,600
  Co-Chief Executive Officer  1997     144,270    25,000               --           1,500
  Corporate Secretary

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

         Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller, Duane L. Femrite and Richard A. Krause were automatically renewed on January 1, 2000, for an additional year.

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

         COMPENSATION OF DIRECTORS

         Outside Directors are to receive an annual honorarium of $5,000 per year and $600 per meeting attended. The Board has a Nominating Committee that is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $100 for each meeting attended when such committee meetings are held on a day that the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 1999.

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




                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         (A)           (B)            (C)             (D)               (E)
        NAME        NUMBER OF        % OF          EXERCISE           EX-DATE
                   SECURITIES        TOTAL            OR                **/
                   UNDERLYING    OPTIONS/SARS        BASE
                  OPTIONS/SARS      GRANTED          PRICE
                     GRANTED     TO EMPLOYEES         */
                                    IN FY98
----------------  ------------   -------------    -----------    -----------------

Duane Femrite        7,500            21%           $1.66        December 10, 2006
Richard Krause       20,000           58%           $1.66        December 10, 2006
Robert Miller        7,500            21%           $1.66        December 10, 2006


*/ Equals the closing market price for the underlying security on the date of the grant of options.

**/ The date of grant for each of the foregoing options was December 10, 1998. No option could be exercised, in whole or in part, during the first six (6) months from the date of grant. Thereafter, 20% of each of the options was exercisable on June 10, 1999; 20% was exercisable on December 10, 1999; 30% is exercisable on December 10, 2000; and 30% is exercisable on December 10, 2001.


         None of the foregoing option grants was exercised during the fiscal year ended October 1999.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the number and value of exercised and unexercised options held by the following executive officers on October 31, 1999. None of these executive officers exercised options to purchase common stock during fiscal year 1999.

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                   SHARES                              OPTIONS AT                AT FISCAL YEAR END
                 ACQUIRED ON      VALUE             FISCAL YEAR END(#)                  ($)(1)
                                               ---------------------------     -------------------------
 NAME            EXERCISE(#)    REALIZED($)    EXERCISABLE     UNEXERCISED     EXERCISABLE   UNEXERCISED
 ----            -----------    -----------    -----------     -----------     -----------   -----------

Duane L. Femrite      0            $0            13,500          24,000           4,995          8,880
Richard A. Krause     0            $0            16,000          34,000           5,920         12,580
Robert W. Miller      0            $0            13,500          24,000           4,995          8,880


(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of registrant's common stock on October 31, 1999. The closing bid price of registrant's common stock on that day on the OTC Bulletin Board was $2.03. Options are in-the-money if the market value of the shares covered by the option is greater than the option exercise price.




(2)    Future exercisability is subject to a number of factors.
       See Stock Option Plan.



ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.


                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                    AMOUNT AND PERCENTAGE OF
                                                      BENEFICIAL OWNERSHIP
  TITLE           NAME AND ADDRESS OF              NUMBER OF         PERCENT OF
 OF CLASS           BENEFICIAL OWNER                 SHARES           CLASS
---------------------------------------------------------------------------------------------------------

 Common       Gregory J. Edwards (3)                   22,000            1.5%
 Stock        2208 Faircloud Lane
              Edmond, Oklahoma  73034

 Common       Duane L. Femrite (3)                    204,544           13.9%
 Stock        921 East California Avenue
              Ontario, California  91761

 Common       Edmund R. Knauf, Jr. (3)                 83,680            5.7%
 Stock        1516 North 2nd Street
              Sheboygan, Wisconsin 53081

 Common       Richard A. Krause (2) (3)               276,983           18.7%
 Stock        921 East California Avenue
              Ontario, California  91761

 Common       Robert W. Miller (1) (3)                179,752           12.2%
 Stock        921 East California Avenue
              Ontario, California  91761


 Common       All Officers and Directors              766,959           50.5%
 Stock        as a Group (5 persons) (3)

-------------------------------------
 (Footnotes on next page)

         All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

         Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 1999. There were 1,458,854 shares of Common Stock outstanding on December 31, 1999.

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

(2) Includes 256,983 shares of Common Stock owned by The Krause Family Irrevocable Trust.

(3) Includes shares of common stock that can be acquired by exercise of vested and exercisable stock options within 60 days of December 31, 1999, as follows: Gregory J. Edwards - 6,000 shares, Duane L. Femrite - 15,000 shares, Edmund R. Knauf, Jr. - 4,000 shares, Richard A. Krause - 20,000 shares, Robert W. Miller - 15,000 shares; all Officers and Directors as a group - 60,000 shares.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is a shareholder of Core Software Technology, a California corporation ("Core"), owning 462,567 shares of the issued and outstanding common stock of Core, representing approximately 13.2% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). The Company also has 297,827 options and warrants at $3 per share to purchase additional shares of common stock of Core, representing approximately 3.2% of the outstanding options and warrants.

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

         The Company has made outstanding loans in the principal amount of $685,622 to Core through October 31, 1999. All but $35,000 of the outstanding balance has been reserved. During November and December 1999 Core repaid $163,288 of the outstanding loans.

         Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. As of October 31, 1999, Core owes $140,745 to R&D in connection with said consulting agreement. No fees were paid by Core to R&D during 1999.

         Mr. Miller served as Secretary and Director of Core from September 1991 to April 1998 and Director from May 1999 to present. Mr. Miller has assigned the right to receive any fees as a Director of Core to R &D. During 1999 R&D received no Director fees from Core. Mr. Miller has a beneficial ownership interest in 8,813 shares of the common stock of Core as well as options and warrants to purchase 54,310 shares of the common stock of Core at exercise prices ranging from $3 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership takes into account stock that was previously owned by R&D.

         During 1999, the Company invested an additional $100,000 in Fluid Light Technologies, Inc. (FLT), bringing its total investment to $200,000. FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. FLT is a developmental stage company and has no revenues or earnings. The Company owns 512,597 shares of Preferred Stock representing an ownership interest of approximately 5.8% after the closing of FLT's Private Placement in October 1999. Mr. Miller is a director of FLT.

         Prior to 1999 the Company made investments totaling $146,000, as a limited partner, in California South Pacific Investors (CSPI) a California Limited Partnership. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. Mr. Femrite is one of five General Partners in CSPI. Messrs. Femrite, Knauf, Krause and Miller are Limited Partners in CSPI.

         In January 1996 the Internal Revenue Service ("IRS") served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by Image Data Corp.(IDC), the predecessor company to Core. In connection therewith, the IRS has collected approximately $36,000 from Mr. Miller and currently collects $500 per month. In connection with Core's acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core reimbursed Mr. Miller in the approximate amounts of $23,000 during 1997 and $12,000 in 1999. Mr. Miller anticipates that any additional funds collected by the IRS, in conjunction with such levy, may ultimately be reimbursed by Core.

The company has made loans to Mr. Miller beginning in 1995. The current loan outstanding, including principal and interest, as of October 31, 1999, is $62,512.27. That note is due on January 28, 2000. The Board anticipates extending this loan pursuant to terms and conditions that have not yet been agreed to between Mr. Miller and the Company. The loan bears interest at the rate of 10% per annum and is secured by 35,000 shares of common stock of the registrant owned by Mr. Miller.




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

                                        ATHANOR GROUP, INC.




Date  JANUARY 28, 2000                  By  /S/ DUANE L. FEMRITE
      ----------------                  ------------------------
                                        Duane L. Femrite, President,
                                        Co-Chief Executive Officer,
                                        Chief Financial Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ GREGORY J. EDWARDS                                       1/28/00
----------------------                                       -------
Gregory J. Edwards, Director                                  Date




 /S/ DUANE L. FEMRITE                                        1/28/00
----------------------                                       -------
Duane L. Femrite, President, Co-Chief Executive               Date
     Officer, Chief Financial Officer and Director




/S/EDMUND R. KNAUF, JR.                                      1/28/00
-----------------------                                      -------
Edmund R. Knauf, Jr., Director                                Date




/S/ RICHARD A. KRAUSE                                        1/28/00
---------------------                                        -------
Richard A. Krause, Vice President and Director                Date




/S/ ROBERT W. MILLER                                         1/28/00
--------------------                                         -------
Robert W. Miller, Chairman of the Board,                      Date
     Co-Chief Executive Officer, Corporate
     Secretary, and Director

                                INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
----------                       ----------------------

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

   10.21 Seventh amendment to Loan and Security Agreement dated July 31, 1997, by and between Sanwa Business Credit and Alger. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 28, 1998.

   10.22 Amendment to Standard Industrial Lease - Special Net, dated May 9, 1997, by and between Algeran Investors LTD. and Alger. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 28, 1998.

   10.23 Amendment to Standard Industrial Lease - Gross, dated August 29, 1997, by and between Raymond R. Hegwer, Trustee, Hegwer Living Trust and Alger. Incorporated by reference to the same numbered exhibit to report of Form 10-K, filed January 28, 1998.

   10.24 Ninth amendment to Loan and Security Agreement dated August 29, 1997, by and between Sanwa Business Credit and Alger. Filed January 28, 1998.

   10.25 Tenth amendment to Loan and Security Agreement dated July 8, 1999, by and between Fleet Business Credit Corporation (previously Sanwa Business Credit) and Alger. Filed herewith.

   16.1 Letter from Grant Thornton to the Commission dated August 15, 1991. Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

   22.0     Subsidiaries of the Company. Previously Filed.