Form 10QSB
period 2000-01-31
ATHANOR GROUP INC
filed 2000-03-13
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED   JANUARY 31, 2000          COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


                               ATHANOR GROUP, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                CALIFORNIA                              95-2026100
-------------------------------             --------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
 incorporation of organization)

              921 EAST CALIFORNIA AVENUE, ONTARIO, CALIFORNIA 91761
 ------------------------------------------------------------------------------
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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
703,200 shares as of January 31, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements


                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      JANUARY 31, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)




                                     ASSETS


                                                               2000         1999
                                                               ----         ----
Current Assets:
     Cash                                                     $  470      $  616
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $20,000                        2,488       2,775

     Other Receivables:                                            7           7

     Inventories:
       Raw Materials                                             733         488
       Work in Progress                                          573         404
       Finished Goods                                          2,054       2,191
                                                              ------      ------
                                                               3,360       3,083

     Prepaid Expenses                                            108          82
     Deferred Income Tax Asset                                   259         259
                                                              ------      ------
          Total Current Assets                                 6,692       6,822

Property, Plant and Equipment, at Cost                         5,846       5,710
     Less Accumulated Depreciation and
        Amortization                                           4,390       4,292
                                                              ------      ------
            Net Property, Plant and Equipment                  1,456       1,418

Other Assets                                                     540         489
                                                              ------      ------

                                                              $8,688      $8,729
                                                              ======      ======





         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      JANUARY 31, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               2000         1999
                                                             ------       ------
Current Liabilities:

     Notes Payable                                           $1,472       $1,598
     Current Portion of Long-Term Debt                          442          427
     Accounts Payable                                         1,868        1,735
     Accrued Expenses                                           954          957
                                                             ------       ------

          Total Current Liabilities                           4,736        4,717

Long-Term Debt, Less Current Portion                            304          424

Noncurrent Deferred Income Tax Liability                        139          139

Stockholders' Equity:

     Common Stock                                                 7           15
     Additional Paid-In Capital                               1,455        1,447
     Retained Earnings                                        2,047        1,987
                                                             ------       ------

          Total Stockholders' Equity                          3,509        3,449
                                                             ------       ------


                                                             $8,688       $8,729
                                                             ======       ======





         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                                   (THOUSANDS)




                                                                2000       1999
                                                             -------    -------

Net Sales                                                    $ 5,753    $ 4,423

Cost of Sales                                                  4,889      4,053
                                                             -------    -------

          Gross Profit                                           864        370

Selling, General & Administrative                                681        578
                                                             -------    -------

          Operating Profit (Loss)                                183       (208)


Other Income (Expense)
     Interest Expense                                            (54)       (59)
     Recoveries of advances to Unconsolidated Investee           124          0
     Miscellaneous - Net                                           8         18
                                                             -------    -------


          Earnings (Loss) Before Income Taxes                    261       (249)

Income Tax Expense (Benefit)                                      69        (87)
                                                             -------    -------

          NET EARNINGS (LOSS)                                $   192    $  (162)
                                                             =======    =======



Net Earnings (Loss) Per Common Share:

         Basic                                               $  0.27    $ (0.23)
                                                             =======    =======


         Diluted                                             $  0.27    $ (0.23)
                                                             =======    =======




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       THREE MONTHS ENDED JANUARY 31,2000
                                   (THOUSANDS)




                                   COMMON STOCK
                               (25,000,000 SHARES  ADDITIONAL
                                  AUTHORIZED)       PAID-IN  RETAINED
                              SHARES   PAR VALUE    CAPITAL  EARNINGS    TOTAL
                              ------   ---------    -------  --------    -----

Balance at
   October 31, 1999           1,459    $    15    $ 1,447    $ 1,987    $ 3,449
Stock split                    (754)        (8)         8       (126)      (126)
Repurchase common
   stock                         (2)                              (6)        (6)
Net Earnings for
  Three Months Ended
   January 31, 2000                                              192        192
                            -------    -------    -------    -------    -------

                                703    $     7    $ 1,455    $ 2,047    $ 3,509
                            =======    =======    =======    =======    =======




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                                   (THOUSANDS)

                                                                  2000     1999
                                                                 -----    -----
Cash Flows From Operating Activities
     Net Earnings (Loss)                                         $ 192    $(162)
     Adjustments to Reconcile Net Earnings (Loss) to Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                            98       99
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                 287      370
               Inventories                                        (277)      41
               Prepaid Expenses                                    (26)     (76)
               Other                                               (51)      44
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                    133      175
               Accrued Liabilities                                  (3)    (262)
                                                                 -----    -----

     Net Cash Provided by Operating Activities                     353      229
                                                                 -----    -----

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                           (136)    (116)
                                                                 -----    -----

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit              (126)     133
     Repurchase of Stock                                            (6)       0
     Fractional share dividends - Stock split                     (126)       0
     Net Payments of Long Term Debt                               (105)     (20)
                                                                 -----    -----

     Net Cash Provided by (Used in) Financing Activities          (363)     113
                                                                 -----    -----

     Net increase (decrease) in Cash                              (146)     226

Cash at Beginning of Year                                          616      236
                                                                 -----    -----

Cash at End of Period                                            $ 470    $ 462
                                                                 =====    =====

Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                          $  54    $  59
                                                                 =====    =====

          Income Taxes Paid                                      $ 135    $  22
                                                                 =====    =====



         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            JANUARY 31, 2000 AND 1999

NOTE 1
------

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.


NOTE 2
------

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant inter-company accounts and transactions have been eliminated.


NOTE 3
------

Earnings per common share, basic and diluted, have been adjusted retroactively to reflect the stock splits (see note 9).

Basic and diluted earnings (loss) per common share are computed by using the weighted average number of common shares outstanding during each period 703,200 shares in 2000 and 704,000 shares in 1999. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the number of weighted average common shares outstanding during the period, including common stock equivalents. Common stock equivalents were anti-dilutive for the period ended January 31, 2000 and January 31, 1999, and, accordingly, basic and diluted loss per share is equal.


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

NOTE 6
------

The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments is $411,000.


NOTE 7
------

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


NOTE 8
------

The Company has made outstanding loans in the principal amount of $685,622 to Core Software Technology (Core) through October 31, 19999. All but $35,000 of the outstanding balance had been reserved as of October 1999. During November and December 1999 Core repaid $159,194 of the outstanding loans, resulting in a recovery of $124,194. The Company currently has $477,492 in outstanding loans to Core, all of which has been fully reserved, as of January 2000.


NOTE 9
------

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but will receive cash at the rate of $2.51 per share (as determined before the two splits). The Company accrued $126,000, as of January 2000, to fund the fractional shares.


NOTE 10
-------

The Company has adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. Effective January 31, 2000 the Plan has been adjusted to reflect the stock splits (see Note 9). The Plan authorized grants of options to purchase up to 110,170 shares of authorized but unissued common stock. The Company has granted 98,000 stock options for shares of AGI. Stock options were granted with an exercise price equal to the stock's fair market value at the date of grant ($3.32 at May 8, 1998 and December 11, 1998, adjusted to reflect the stock splits). All stock options vest and become fully exercisable as shown below:

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

There were 98,000 options to purchase common stock outstanding as of January 31, 2000, of which 44,500 were exercisable. There were 102,500 options to purchase common stock outstanding as of January 31, 1999, of which 17,000 were exercisable.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       \
         AND RESULTS OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital declined by $149,000 or (7%) during the first quarter of 2000. Sales and profits improved for the first quarter of fiscal 2000 and along with component changes in working capital assets and liabilities, provided $353,000 of cash from operating activities. The Company's major uses of cash included purchases of equipment for $136,000, reduction of long-term debt by $105,000 and dividends on fractional shares associated with the reverse stock split of approximately $126,000.

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but will receive cash at the rate of $2.51 per share (as determined before the two splits). The Company accrued $126,000, as of January 2000, to fund the fractional shares.

The Company reduced short and long-term debt by $105,000 with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. At January 2000, the Company had approximately $1,207,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,355,000 and $550,000, respectively, at October 1999 and $709,000 and $550,000, respectively, at January 1999. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 2000.

The Company expended $136,000 on new equipment during the first three months of 2000. In addition, the Company has ordered $167,000 of the new equipment for delivery in fiscal 2000. Since the last six months of fiscal 1999 and the first quarter of fiscal 2000 have shown a substantial improvement in sales, the Company is in the process of re-evaluating the need for additional equipment and major repairs in fiscal 2000.

During the first quarter of fiscal 2000, the Company used $50,000 of cash provided from operations and its line of credit to make a short-term loan to Healthcove.com. Healthcove.com is involved in the development and marketing of a national discount healthcare benefits program.

RESULTS OF OPERATIONS
---------------------

Sales for the first three months of fiscal 2000 have increased 30% from 1999. The Company had seen a gradual increase in its business the last six months of fiscal 1999, as customers increased shipments on existing orders and the Company's backlog continued to climb. The accelerated increase in sales for the first quarter of 2000 seems to be a continuation of the recovery that the Company experienced in the last half of 1999. There are some signs that the recovery is continuing as the Company's backlog has increased to $9,456,000 at January 2000 compared to $8,434,000 at October 1999 and $7,710,000 at the end of the first quarter of 1999. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. However, the increased backlog is an indication that the Company's current business climate is improving and that the second quarter of fiscal 2000 should produce improved sales.

The Company's operating profit for the three months ended January 2000 was $192,000 as compared to a loss of $208,000 for 1999. The difference is tied directly to the 30% increase in sales in 2000 and the profit of $124,000 (before tax) from the recovery of loans made to Core.

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

YEAR 2000 COMPUTER REQUIREMENTS
-------------------------------

During fiscal 1997, the Company established an enterprise-wide program to address its Year 2000 issues. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, was completed during fiscal 1999. All applications that were previously not Year 2000 compliant were replaced by new systems. The costs of new systems were recorded as an asset and amortized. The portion of the costs associated with making the remaining applications, not covered by new systems, Year 2000 compliant was not material. Accordingly, the Year 2000 effort did not have a material impact on the Company's results of operations, liquidity or financial condition. In addition, the Company has not deferred any other projects that will have a material impact on its current results of operations, liquidity or financial condition.

The Company has not experienced any Y2K difficulties with its systems, nor has it experienced any Y2K problems from its customers or suppliers.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

(a) On December 15, 1999 a Written Consent was mailed to the shareholders to approve a resolution authorizing the Company's Board of Directors, in their absolute discretion, to effect a one (1) for eight hundred (800) reverse stock split of the Company's presently issued and outstanding shares of Common Stock and to provide for the payment of cash in lieu of fractional shares otherwise issuable, and further thereafter immediately to effect a four hundred (400) for one (1) forward stock split of the Company's Common Stock.

(b)      N/A

(c)      The resolution was approved:

                   For                           1,035,505
                   Against                          67,386
                   Abstain                           1,408
                   Brk. Non. Votes                       0


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             ---------------------------------

(a)      None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ATHANOR GROUP, INC.






Date  MARCH 13, 2000                By  /S/ DUANE L. FEMRITE
     ----------------                   ------------------------
                                        Duane L. Femrite
                                        President, Co-Chief Executive Officer,
                                        Chief Financial Officer, and Director