Form 10QSB
period 2000-04-30
ATHANOR GROUP INC
filed 2000-06-14
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED      APRIL 30, 2000        COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


                               ATHANOR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

          CALIFORNIA                                   95-2026100
--------------------------------             -----------------------------------
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


                    Yes        X                        No
                           -----------                        -----------



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
698,136 shares as of April 30, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       APRIL 30, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)




                                     ASSETS
                                     ------


                                                               2000        1999
                                                               ----        ----
Current Assets:
     Cash                                                      $  896     $  616
     Trade Receivables, net of allowance
       for Doubtful Accounts of $27,000 and $20,000
       respectively                                             3,039      2,775
     Other Receivables                                             12          7
     Note Receivable                                              100          0

     Inventories:
       Raw Materials                                              761        488
       Work in Progress                                           428        404
       Finished Goods                                           2,055      2,191
                                                               ------     ------
                                                                3,244      3,083

     Prepaid Expenses                                              44         82
     Deferred Income Tax Asset                                    259        259
                                                               ------     ------
          Total Current Assets                                  7,594      6,822

Property, Plant and Equipment, at Cost                          6,037      5,710
     Less Accumulated Depreciation and
        Amortization                                            4,491      4,292
                                                               ------     ------
            Net Property, Plant and Equipment                   1,546      1,418

Other Assets                                                      471        489
                                                               ------     ------

                                                               $9,611     $8,729
                                                               ======     ======





         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       APRIL 30, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                             2000        1999
                                                             ----        ----
Current Liabilities:

     Notes Payable                                           $1,979       $1,598
     Current Portion of Long-Term Debt                          384          427
     Accounts Payable                                         2,241        1,735
     Accrued Liabilities                                        872          957
                                                             ------       ------

          Total Current Liabilities                           5,476        4,717

Long-Term Debt, Less Current Portion                            255          424

Noncurrent Deferred Income Tax Liability                        139          139

Stockholders' Equity:

     Common Stock                                                 7           15
     Additional Paid-In Capital                               1,455        1,447
     Retained Earnings                                        2,279        1,987
                                                             ------       ------

          Total Stockholders' Equity                          3,741        3,449
                                                             ------       ------


                                                             $9,611       $8,729
                                                             ======       ======











         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                             2000         1999
                                                             ----         ----

Net Sales                                                  $ 12,247    $  9,828

Cost of Sales                                                10,297       8,565
                                                           --------    --------

          Gross Profit                                        1,950       1,263

Selling, General & Administrative                             1,492       1,204
                                                           --------    --------

          Operating Profit                                      458          59


Other Income (Expense)
     Interest Expense                                          (115)       (120)
     Recoveries of Advances of Unconsolidated Investee          305           0
     Miscellaneous - Net                                          9          18
                                                           --------    --------

          Earnings (Loss) Before Income Taxes                   657         (43)

Income Tax Expense (Benefit)                                    206         (15)
                                                           --------    --------

          NET EARNINGS (LOSS)                              $    451    $    (28)
                                                           ========    ========





Net Earnings (Loss) Per Common Share:

          Basic and Diluted                                $   0.64    $  (0.04)
                                                           ========    ========






         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS




                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          THREE MONTHS ENDED APRIL 30,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                               2000      1999
                                                               ----      ----

Net Sales                                                    $ 6,494    $ 5,405

Cost of Sales                                                  5,408      4,512
                                                             -------    -------

          Gross Profit                                         1,086        893

Selling, General & Administrative                                811        626
                                                             -------    -------

          Operating Profit                                       275        267


Other Income (Expense)
     Interest Expense                                            (61)       (61)
     Recoveries of Advances to Unconsolidated Investee           181          0
     Miscellaneous - Net                                           1          0
                                                             -------    -------


          Earnings  Before Income Taxes                          396        206

Income Tax Expense                                               137         72
                                                             -------    -------

          NET EARNINGS                                       $   259    $   134
                                                             =======    =======





Net Earnings Per Common Share:

         Basic and Diluted                                   $  0.37    $  0.18
                                                             =======    =======




         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                          SIX MONTHS ENDED APRIL, 2000
                                   (THOUSANDS)




                                   COMMON STOCK
                                (25,000,000 SHARES  ADDITIONAL
                                    AUTHORIZED)      PAID-IN  RETAINED
                               SHARES   PAR VALUE    CAPITAL  EARNINGS    TOTAL
                               ------   ---------    -------  --------    -----

Balance at
   October 31, 1999            1,459    $    15    $ 1,447   $ 1,987    $ 3,449
Reverse stock split             (757)        (8)         8      (147)      (147)
Repurchase of
 common stock                     (4)      --         --         (12)       (12)
Net Earnings for
  Six Months Ended
   April 30, 2000               --         --         --         451        451
                             -------    -------    -------   -------    -------

                                 698    $     7    $ 1,455   $ 2,279    $ 3,741
                             =======    =======    =======   =======    =======


















         The accompanying notes are an integral part of these statements

                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          THREE MONTHS ENDED APRIL 30,
                                   (THOUSANDS)

                                                                2000       1999
                                                                ----       ----
Cash Flows From Operating Activities
     Net Earnings (Loss)                                       $ 451      $ (28)
     Adjustments to Reconcile Net Earnings (Loss) to
          Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                         199        200
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                              (264)      (248)
               Inventories                                      (161)       (46)
               Prepaid Expenses                                   38        (20)
               Other                                              13         12
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                  506        630
               Accrued Liabilities                               (85)      (173)
                                                               -----      -----

     Net Cash Provided by Operating Activities                   697        327
                                                               -----      -----

Cash Flows from Investing Activities:
     Issuance of Note Receivable                                (100)         0
     Purchase of Property and Equipment                         (327)      (233)
                                                               -----      -----
     Net Cash Used in Investing Activities                      (427)      (233)
                                                               -----      -----

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                         381        203
     Repurchase of Stock                                         (12)         0
     Fractional Share Dividends - Reverse Stock Split           (147)         0
     Net Payments of Long Term Debt                             (212)      (168)
                                                               -----      -----

     Net Cash Provided Financing Activities                       10         35
                                                               -----      -----

     Net increase in Cash                                        280        129

Cash at Beginning of Year                                        616        236
                                                               -----      -----

Cash at End of Period                                          $ 896      $ 365
                                                               =====      =====

Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                        $ 115      $ 120
                                                               =====      =====

          Income Taxes Paid                                    $ 304      $  23
                                                               =====      =====




         The accompanying notes are an integral part of these statements

                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             April 30, 2000 and 1999

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

The components of basic and diluted earnings per share were as follows:

                                                       2000             1999
                                                       ----             ----
      Weighted average outstanding shares
            of common stock - basic                  699,502          704,000
      Dilutive effect of employee stock options        2,483                0
                                                     -------          -------
      Common stock and common stock
             equivalents - diluted                   701,985          704,000
                                                     =======          =======

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

NOTE 6
------

The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments is $361,000.

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

NOTE 8
------

The Company has made outstanding loans in the principal amount of $685,000 to Core Software Technology (Core) through October 31, 1999. All but $35,000 of the outstanding balance had been reserved as of October 1999. During Fiscal 2000, Core has repaid $340,000 of the outstanding loans, resulting in a recovery of $305,000. The Company currently has $296,000 in outstanding loans to Core, all of which has been fully reserved, as of April 2000.

NOTE 9
------

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but will receive cash at the rate of $2.51 per share (as determined before the two splits). The Company has paid and accrued a total of $147,000, as of April 2000, to fund the fractional shares.

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

      6 months after granting                  20%
      after one year                           20%
      after two years                          30%
      after three years                        30%
                                              ====

Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

There were 98,000 options to purchase common stock outstanding as of April 30, 2000, of which 44,500 were exercisable. There were 102,500 options to purchase common stock outstanding as of April 30, 1999, of which 17,000 were exercisable.





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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital increased by $13,000, or (1%), during the first six months of Fiscal 2000. Sales and profits have continued to improve during the first half of Fiscal 2000 and along with component changes in working capital assets and liabilities, provided $697,000 of cash from operating activities. The Company's major uses of cash included purchases of equipment for $327,000, reduction of long-term debt by $212,000 and dividends on fractional shares associated with the reverse stock split of approximately $147,000.

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but will receive cash at the rate of $2.51 per share (as determined before the two splits). The Company has paid and accrued $147,000, as of April 2000, to fund the fractional shares.

The Company reduced short and long-term debt by $212,000 with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. At April 2000, the Company had approximately $1,021,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,355,000 and $550,000, respectively, at October 1999 and $1,124,000 and $550,000, respectively, at April 1999. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in Fiscal 2000.

The Company expended $327,000 on new equipment during the first six months of 2000. The Company currently does not have any additional equipment on order. Since the last half of Fiscal 1999 and the first six months of Fiscal 2000 have shown a substantial improvement in sales, the Company is in the process of re-evaluating the need for additional equipment and major repairs for the remainder of Fiscal 2000.

During Fiscal 2000, the Company used $100,000 ($50,000 in the first quarter and $50,000 in the second quarter) of cash provided from operations and its line of credit to make a short-term loan to Healthcove.com. Healthcove.com is involved in the development and marketing of a national discount healthcare benefits program. Robert Miller and Gregory Edwards are directors of Healthcove.com.

RESULTS OF OPERATIONS
---------------------

Sales for the first six months and three months ended April 2000 have increased 25% and 20% respectively from 1999. The Company had seen a gradual increase in its business the last six months of Fiscal 1999, as customers increased shipments on existing orders and the Company's backlog continued to climb. The accelerated increase in sales for the first six months of 2000 seems to be a continuation of the recovery that the Company experienced in the last half of 1999. There are some signs that the recovery is continuing as the Company's backlog has increased to $10,428,000 at April 2000 compared to $8,434,000 at October 1999 and $7,924,000 at April 1999. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. The Company's business has continued to show healthy signs for the last twelve months with strong sales and an increasing backlog. These indicators lead us to believe the balance of Fiscal 2000 should produce similar sales as the first half of Fiscal 2000.

The Company's operating profit for the six months and three months ended April 2000 of $458,000 and $275,000 respectively, as compared to $59,000 and $267,000 for 1999, are a direct reflection of the increase in sales during 2000. In addition, the Company had a profit of $305,000 (before tax) from the recovery of loans, made to Core, which had been fully reserved in previous years. During the 1999 the Company had continually evaluated the overhead additions of previous years in an attempt to streamline operations where appropriate, especially in light of the current economic climate. This evaluation is continuing, even as the climate for the Company's services have continued to improve during Fiscal 2000.

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

         (a)  The annual meeting of registrant was held May 11, 2000.

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




                                                     ATHANOR GROUP, INC.






Date                                By  /S/ DUANE L. FEMRITE
     --------------------               ----------------------------------------
                                         Duane L. Femrite
                                         President, Co-Chief Executive Officer,
                                         Chief Financial Officer, and Director