Form 10QSB
period 2000-07-31
ATHANOR GROUP INC
filed 2000-09-14
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED    JULY 31, 2000        COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


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


                        Yes         X                No
                               -------------               -------------



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
696,836 shares as of July 31, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)



                                     ASSETS


                                                      2000       1999
                                                      ----       ----
                                                                                              ----                          ----
Current Assets:
     Cash                                        $       586    $  616
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $29,000
       and $12,000                                     2,689     2,775
     Other Receivables                                     9         7
     Notes Receivable                                    115         0

     Inventories:
       Raw Materials                                     728       488
       Work in Progress                                  564       404
       Finished Goods                                  1,910     2,191
                                                      ------    ------
                                                       3,202     3,083

     Prepaid Expenses                                     75        82
     Deferred Income Tax Asset                           259       259
                                                      ------    ------
          Total Current Assets                         6,935     6,822


Property, Plant and Equipment, at Cost                 6,044     5,710
     Less Accumulated Depreciation and
        Amortization                                   4,593     4,292
                                                      ------    ------
            Net Property, Plant and Equipment          1,451     1,418

Other Assets                                             506       489
                                                      ------    ------

                                                      $8,892    $8,729
                                                      ======    ======






         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 2000 AND OCTOBER 31, 1999
                                   (THOUSANDS)





                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                             2000         1999
                                                             ----         ----
                                                                                              ----                          ----
Current Liabilities:

     Notes Payable                                           $1,636       $1,598
     Current Portion of Long-Term Debt                          327          427
     Accounts Payable                                         1,801        1,735
     Accrued Expenses                                           903          957
                                                             ------       ------

          Total Current Liabilities                           4,667        4,717

Long-Term Debt, Less Current Portion                            204          424

Noncurrent Deferred Income Tax Liability                        138          139

Stockholders' Equity:

     Common Stock                                                 7           15
     Additional Paid-In Capital                               1,443        1,447
     Retained Earnings                                        2,433        1,987
                                                             ------       ------

          Total Stockholders' Equity                          3,883        3,449
                                                             ------       ------


                                                             $8,892       $8,729
                                                             ======       ======










         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                               2000              1999
                                                               ----              ----

Net Sales                                                    $ 18,423         $ 15,517

Cost of Sales                                                  15,475           13,085
                                                             --------          -------

          Gross Profit                                          2,948            2,432

Selling, General & Administrative                               2,229            1,884
                                                             --------          -------

          Operating Profit                                        719              548


Other Income (Expense)
     Interest Expense                                           (177)            (184)
     Equity in (Loss) Recovery of Unconsolidated Investee         396                0
     Miscellaneous - Net                                            9               18
                                                             --------          -------

          Earnings Before Income Taxes                            947              382

Income Tax Expense                                                346              157
                                                             --------          -------

          NET EARNINGS                                       $    601         $    225
                                                             ========          =======




Net Earnings Per Common Share:

          Basic                                              $ 0.86         $  0.32
                                                             ======         =======


          Diluted                                            $ 0.85         $  0.32
                                                             ======         =======




         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JULY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                                   2000              1999
                                                                   ----              ----

Net Sales                                                       $     6,176         $  5,689

Cost of Sales                                                         5,178            4,520
                                                                  ---------          -------

          Gross Profit                                                  998            1,169

Selling, General & Administrative                                       737              680
                                                                  ---------          -------

          Operating Profit                                              261              489


Other Income (Expense)
     Interest Expense                                                  (62)             (64)
     Equity in (Loss) Recovery of Unconsolidated Investee                91                0
                                                                  ---------          -------


          Earnings Before Income Taxes                                  290              425

Income Tax Expense                                                      140              172
                                                                  ---------          -------

          NET EARNINGS                                          $       150         $    253
                                                                  =========          =======



Net Earnings Per Common Share:

         Basic                                                  $      0.21         $   0.36
                                                                  =========          =======


         Diluted                                                $      0.21         $   0.36
                                                                  =========          =======





         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                          NINE MONTHS ENDED JULY, 2000
                                   (THOUSANDS)




                                 COMMON STOCK
                              (25,000,000 SHARES   ADDITIONAL
                                  AUTHORIZED)       PAID-IN  RETAINED
                             SHARES    PAR VALUE   CAPITAL   EARNINGS     TOTAL
                             ------    ---------   -------   --------     -----

Balance at
   October 31, 1999           1,459    $    15    $ 1,447    $ 1,987    $ 3,449
Reverse stock split            (757)        (8)         8       (155)      (155)
Repurchase stock                 (4)                  (12)                  (12)

Net Earnings for
  Nine Months Ended
   July 31, 2000                                                 601        601
                            -------    -------    -------    -------    -------

                                698    $     7    $ 1,443    $ 2,433    $ 3,883
                            =======    =======    =======    =======    =======












         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                           2000     1999
                                                           ----     ----
                                                                                              ----                          ----
Cash Flows From Operating Activities
     Net Earnings                                      $     601    $225
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                     301     299

     (Increase) Decrease in Operating Assets:
               Accounts Receivable                            86    (548)
               Inventories                                  (119)      0
               Prepaid Expenses                                7     (41)
               Other                                         (19)     (3)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                               66     126
               Accrued Liabilities                           (55)      9
                                                            ----    ----

     Net Cash Provided by Operating Activities               868      67

Cash Flows from Investing Activities:
     Purchase of Property and Equipment                     (334)   (251)
     Issuance of Note Receivable                            (115)      0
                                                            ----    ----
     Net Cash Used in Investing Activities                  (449)   (251)
                                                            ----    ----

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit          38     319
     Repurchase of stock                                     (12)      0
     Fractional Share dividends - Reverse Stock split       (155)      0
     Net Payments of Long Term Debt                         (320)   (271)
                                                            ----    ----

     Net Cash Provided (Used) in Financing Activities       (449)     48
                                                            ----    ----

     Net increase (decrease) in Cash                         (30)   (136)

Cash at Beginning of Year                                    616     236
                                                            ----    ----

Cash at End of Period                                    $   586    $100
                                                            ====    ====

Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                  $   177    $184
                                                            ====    ====

          Income Taxes Paid                              $   381    $ 23
                                                            ====    ====


         The accompanying notes are an integral part of these statements
                    SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             July 31, 2000 and 1999

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

The components of basic and diluted earnings per share were as follows:



                                              THREE MONTHS       NINE MONTHS
                                               ENDED 7/31         ENDED 7/31
                                            ---------------     ----------------
                                            2000      1999      2000       1999
                                            ----      ----      ----       ----
Weighted average outstanding
     shares of common stock -  basic        697,703   704,000   698,903   704,000
Dilutive effect of employee stock options    14,574         0     9,104         0
                                           -------   -------   -------   -------
Common stock and common
     stock equivalents - diluted            712,277   704,000   708,007   704,000
                                            =======   =======   =======   =======


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

NOTE 8
------

The Company has made outstanding loans in the principal amount of $685,000 to Core Software Technology (Core) through October 31, 1999. All but $35,000 of the outstanding balance had been reserved as of October 1999. During Fiscal 2000, Core has repaid $431,000 of the outstanding loans, resulting in a recovery of $396,000. The Company currently has $205,000 in outstanding loans to Core, all of which has been fully reserved, as of July 2000.

NOTE 9
------

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but were paid in cash based on $2.51 per share (as determined before the two splits). The Company has paid and accrued a total of $155,000, as of July 2000, to fund the fractional shares.

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

6 months after granting                                  20%
after one year                                           20%
after two years                                          30%
after three years                                        30%
                                                =====================
Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

There were 98,000 options to purchase common stock outstanding as of July 31, 2000, of which 73,000 were exercisable. There were 102,500 options to purchase common stock outstanding as of July 31, 1999, of which 41,000 were exercisable.




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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital increased by $163,000, or (8%), during the first nine months of Fiscal 2000. Sales and profits have continued to improve during the first nine months of Fiscal 2000 and along with component changes in working capital assets and liabilities, provided $868,000 of cash from operating activities. The Company's major uses of cash included purchases of equipment for $334,000, reduction of long-term debt by $320,000 and dividends on fractional shares associated with the reverse stock split of approximately $155,000.

Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but were pain in cash based on $2.51 per share (as determined before the two splits). The Company has paid and accrued $155,000, as of July 2000, to fund the fractional shares.

The Company reduced short and long-term debt by $320,000 with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of $100,000 and shall not exceed the purchase price of equipment. At July 2000, the Company had approximately $1,348,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,355,000 and $550,000, respectively, at October 1999 and $1,408,000 and $550,000, respectively, at July 1999. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in Fiscal 2000.

The Company expended $334,000 on new equipment during the first six months of 2000. The Company currently does not have any equipment on order. The Company is re-evaluating the need for additional equipment and major repairs for the remainder of Fiscal 2000 and 2001. While the Company has experienced an increase in sales activity during Fiscal 2000, a softening in demand experienced in the third quarter has suggested a `wait and see' attitude.

During Fiscal 2000, the Company used $115,000 of cash provided from operations and its line of credit to make a short-term loan to Healthcove.com. Healthcove.com is involved in the development and marketing of a national discount healthcare benefits program. Robert Miller and Gregory Edwards are directors of Healthcove.com.

RESULTS OF OPERATIONS
---------------------

Sales for the first nine months and three months ended July 2000 have increased 19% and 9% respectively from 1999. The Company had seen a gradual increase in its business the last six months of Fiscal 1999, as customers increased shipments on existing orders and the Company's backlog continued to climb. The increase in sales for the first nine months of 2000 seems to be a continuation of the recovery that the Company experienced in the last half of 1999. There are some signs that the increased sales activity is waning as the Company's backlog has decreased in the third quarter to $9,520,000 at July 2000 from $10,428,000 at April 2000 compared to $8,434,000 at October 1999 and $7,583,000 at July 1999. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. The Company's business has continued to show healthy signs for the last twelve months with increased sales and a strong backlog. It is difficult at this time to determine if the downturn in sales and backlog during the later part of the third quarter is a normal summer slowdown for our industry or a real softening of demand.

The Company's operating profit for the six months and three months ended July 2000 of $719,000 and $261,000 respectively, as compared to $548,000 and $489,000 for 1999, are a direct reflection of the increase in sales during 2000. In addition, the Company had a profit of $396,000 from the recovery of loans, made to Core, which had been fully reserved in previous years. During 1999 the Company had continually evaluated the overhead additions of previous years in an attempt to streamline operations where appropriate, especially in light of the current economic climate. This evaluation is continuing, even as the climate for the Company's services have continued to improve during Fiscal 2000.

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




Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None



Item 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)       Financial Data Schedule, July 31, 2000

       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ATHANOR GROUP, INC.




Date SEPTEMBER 14, 2000               By  /S/ DUANE L. FEMRITE
     -------------------                  --------------------------------------
                                          Duane L. Femrite
                                          President, Co-Chief Executive Officer,
                                          Chief Financial Officer, and Director