Form 10KSB
period 2000-10-31
ATHANOR GROUP INC
filed 2001-01-29
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB


 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act ---of 1934 for the fiscal year ended October 31, 2000, or

   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange ---Act of 1934.

Commission file number 2-63481
                       -------
                              ATHANOR GROUP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               CALIFORNIA                                95-2026100
--------------------------------------      ----------------------------------
(State or other jurisdiction of                      (IRS Employer ID No.)
 incorporation or organization)

              921 EAST CALIFORNIA AVENUE, ONTARIO, CALIFORNIA     91761
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)        (Zip Code)

The Company's telephone number, including area code        (909) 467-1205
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

                          COMMON STOCK, $.01 PAR VALUE
------------------------------------------------------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /
                               ----
Issuer's revenues for its most recent fiscal year were $24,346,076.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 amounted to $1,894,398.

The registrant had 696,036 shares of common stock outstanding as of December 31, 2000.

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

           Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner-like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when Alger's Ontario, California facility passed its certifying audit. Alger received its ISO Certificate in March 1999. In August 1999, Alger's Glendale, Arizona facility passed its certifying audit. Both of the Companies facilities have passed subsequent surveillance audits.

           Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers allows the Company to remain a leader in its industry. In October 1997, the Company went on-line with a new fully integrated software system, which has the ability to purchase and schedule materials in conjunction with the manufacturing process. The company has continued, since the initial installation, to expend substantial resources and time in an effort to make sure the new system would meet all its current and anticipated future requirements, including the goals and objectives of the Company as set forth in its ISO 9002 Quality Manual. These goals and objectives, which are continuously monitored, include profitability, inventory levels, backlog, quality, delivery, and work environment.

           An additional benefit of the manufacturing software system is the ability to generate backlog figures in various forms. In the past, the Company's system was designed to only generate unproduced backlog amounts. As of October 31, 2000, the Company's total backlog amounted to approximately $8,945,822 of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 2000. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery is changed. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. The Company's backlog, as of October 31, for the past three years was as follows: 1999 - $8,424,000, 1998 - $6,986,000, 1997 - $8,875,000.

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

           MACHINERY

           Of central importance to the screw machine product manufacturer is the automatic screw machine. Most of the Company's machines are cam and gear operated, which is extremely efficient for "High Speed - High Volume Production". The Company, in essence, is in the business of selling machine time, the capabilities of its machines to produce parts, and the skill of its personnel in preparing and operating its machines. The automatic screw machine is a complex piece of machinery that requires highly skilled machinists to set up and operate. Because the Company specializes in high volume production, it must operate the fastest machines that will produce a part within the customers' specifications. In the last few years, as the market for machined components has continued to change, the Company has added CNC Vertical Machining Centers and Single Spindle CNC Lathes. While these machines do not account for a major part of the Company's manufacturing capabilities, they are a foray into the type of machine the Company feels will be needed to stay competitive and keep pace with the increasing requirements from customers.

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

           All of the metals purchased by the Company, for customer jobs, either become product or are reclaimed, to be used in another process. The reclamation of scrap material is very important in the manufacturing of screw machine products. The value received from the sale of scrap is an essential element in the pricing and profitability of each job. All reclaimed scrap is either sold back to the mills or sold to a scrap dealer. In the case of brass, the scrap is sold back to the supplying mill at a price established by the mill. Aluminum and stainless scrap is sold to various scrap dealers at a price established by the market demand. Both the cost of the material and the anticipated return on the sale of scrap are considered in preparing a quote for a particular job. The Company's principal suppliers are: Chase Brass and Copper Company, Cerro Metal Products, Bralco Metals, Joseph T. Ryerson and Son, Inc., Reliance Metals, and Carpenter Technology.

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

           EMPLOYEES

           The Company and its subsidiaries employed, on a full-time basis, one hundred and sixty-five (165) persons on October 31, 2000, of which fourteen (14) were general and administrative, four (4) were in marketing and sales, and one hundred and forty-seven (147) were production personnel.

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

           ENVIRONMENTAL

           During 1992, perchloroethylene was found in the near surface unsaturated soil below the Alger manufacturing facility. During 1998, the Company hired an environmental engineer to start the process of further investigation of the site. The company expended $20,000 during fiscal 1998 for the initial stages of this investigation, leaving a provision of $245,622 as of October 1998. During 1999 additional testing was performed. The additional testing has shown that the perchloroethylene is deeper and in higher concentrations than originally projected.

           Due to the additional testing, an additional provision of $200,000 was added in 1999. The total estimated provision has been increased to $465,622, less $173,341 ($124,634 in fiscal 2000) expended to date, leaving a balance of $292,281 as of October 31, 2000. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $371,000 to $555,000 depending on additional testing requirements from the local agencies, if any. It is estimated that the costs associated with the remediation will be expended over a two-year period. The cost estimate is based on the use of one vapor extraction system with five wells to effectively remediate the entire plume in addition to all impacted soils within an eighty-foot radius of each well and up to two hundred feet below grade surface. The appropriate local agencies were notified of the results of the Environmental Site Investigation, which was conducted in September 1999.

           During fiscal 2000, the Company submitted a plan of remediation to the lead government agency. After some additional testing and revisions to the company's plan of remediation, the agency approved the remediation plan. The Company started remediation in October 2000. The Company's environmental engineering firm has stated that it will be unable to give a better estimate of the cost of remediation until the system has been in operation for approximately six months.

           Although the matter has not been fully investigated, the Company believes that its insurance may cover a portion of the remediation cost; however, the Company has not reflected any potential recovery in its accrual of the estimated cost in its financial statements.

           SALES PRACTICES

           Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses eight (8) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 2000, 1999, and 1998 was as follows:




                      DOLLAR AMOUNT OF TOTAL SALES (000'S)
                      ------------------------------------

                                           2000                   1999                  1998
                                           ----                   ----                  ----

   California                    $           6,182        $         5,979       $         6,328
   Other Western States                      4,046                  3,363                 4,194
   All Others                               10,322                  9,310                 9,030
   Scrap                                     3,796                  3,217                 4,084
                                      -------------          -------------         -------------
                                 $          24,346        $        21,869       $
                                      =============          =============         =============

                            PERCENTAGE OF TOTAL SALES
                            -------------------------

                                            2000                   1999                   1997
                                            ----                   ----                   ----

    California                               25%                    27%                    26%
    Other Western States                     17                     15                     16
    All Others                               42                     43                     39
    Scrap                                    16                     15                     19
                                             --                     --                     --
                                            100%                   100%                   100%


           Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 2000, 1999, and 1998, foreign sales represented less than one-half of one per cent of total sales.

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

           CUSTOMERS

           The Company manufactures parts for a variety of customers. During 2000 there was one customer, from multiple divisions, which accounted for approximately 11% of the Company's consolidated sales. The Company does not believe that the loss of this customer would have a material adverse effect on its overall operations. The products associated with this customer require substantial outside processing and the actual utilization on the Company's facilities required for this customer is substantially less than 10%.

           During 2000, less than 1% of the Company's business was government related.

ITEM 2.      DESCRIPTION OF PROPERTY

           PROPERTIES

           The Company and its subsidiary, Alger, lease office and manufacturing space in Ontario, California, and in Glendale, Arizona. Alger leases three manufacturing facilities: 35,600 square feet and 24,447 square feet in Ontario on leases ending September 2002, and 15,700 square feet in Glendale, Arizona on a lease ending October 2001. The Company leases the above properties at rates ranging from $.31 triple net to $.41 gross per square foot. The Company believes that its manufacturing facilities are adequate for the current operations. The Company uses office space at the Ontario facility to house its corporate office.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

           The Company is currently quoted on the OTC Bulletin Board system and can be located on The Bulletin Board using the symbol "AGIA.OB". The following chart lists the stock price range from the Company's market makers, as published by the National Quotation Bureau. These over-the-counter market quotations reflect the inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.



                               MARKET INFORMATION

                      12/31/00            9/30/00              6/30/00             3/31/00
                      --------            -------              -------             -------
         Ask           6 1/2               7 1/8                7 1/2                 9
         Bid           4 1/2               3 7/16               3 11/16               3 1/4

                      12/31/99*           9/30/99*             6/30/99*            3/31/99*
                      --------            -------              -------             -------
         Ask           6 1/2               6 15/16              7 3/8                 4 1/4
         Bid           5 3/4               4 1/16               3 3/4                 3

                      12/31/98*           9/30/98*             6/30/98*            3/31/98*
                      --------            -------              -------             -------
         Ask           7 3/16              6 1/2                5 3/4                4 3/4
         Bid           3 5/16              3 5/16               3 5/8                3 1/2

           As of December 31, 2000, the approximate number of shareholders of record of common shares was 41.

           No dividends were declared during the fiscal year ended October 31, 2000, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

           *Adjusted to reflect the Company's 1 for 2 reverse stock split of shares of common stock, effective January 31, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           The following table summarizes the changes in working capital for the fiscal years 2000, 1999, and 1998 (Thousands of Dollars).

                                    2000          1999          1998
                                    ----          ----          ----

            Current Assets        $    7,140   $    6,822    $    6,294
            Current Liabilities   $    4,678   $    4,718    $    4,013
            Working Capital       $    2,462   $    2,104    $    2,281


           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1999

           Fiscal 2000 continued the recovery the Company experienced during the last six months of 1999 as both sales and profits increased. The net effect has been an improvement in working capital of $358,000. Major component changes were a decrease in cash of $454,000, increase in inventory of $482,000 (16%), increase in notes receivable of $148,000, decrease in environmental reserve of $123,000 (30%) and a decrease in the current portion of long-term debt of $85,000 (20%).

           While both sales and profits improved during fiscal 2000, the Company continued on a course of making only strategic and necessary equipment purchases. In addition, all equipment purchases made in fiscal 2000 were financed with cash from operations and the utilization of the Company's working capital line of credit. During fiscal 2000, the Company purchased $382,000 of equipment as compared to $298,000 in 1999 and $93,000 in 1998. In addition, the Company has ordered $115,000 of new equipment for delivery in the first quarter of 2001. The Company continually evaluates the need for additional equipment and anticipates purchases in fiscal 2001 of approximately $400,000-$500,000.

           The Company reduced short and long-term debt by $428,000 (50%) with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The long-term machinery and equipment line will be paid off January 2001, while the equipment line has a balance remaining of $98,000 at October 2000. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. At October 2000, the Company had approximately $1,400,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,355,000 and $550,000, respectively, at October 1999. Management believes the Company's credit agreement is adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 2001. The Company's line of credit terminates in August 2001, unless extended in writing by the lender. The Company has no reason to believe that the line will not be extended by the lender.

           During fiscal 2000, the Company submitted a plan of remediation to the lead government agency regarding the perchloroethylene in the near surface unsaturated soil below the Alger manufacturing facility. After some additional testing and revisions to the company's plan of remediation, the agency approved the remediation plan. The Company started remediation in October 2000. In 1999, due to additional testing, an additional provision of $200,000 was added, bringing the total estimated provision to $465,622, less $173,341 ($123,634 in fiscal 2000) expended to date, leaving a balance of $292,281 as of October 31, 2000. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $371,000 to $555,000 depending on additional testing requirements from the local agencies, if any. It is estimated that the costs associated with the remediation will be expended over a two-year period. The cost estimate is based on the use of one vapor extraction system with five wells to effectively remediate the entire plume in addition to all impacted soils within an eighty-foot radius of each well and up to two hundred feet below grade surface. The Company's environmental engineering firm has stated that it will be unable to give a better estimate of the cost of remediation until the system has been in operation for approximately six months.

           During 2000, the Company used $147,500 of cash provided from operations and its line of credit to loan $32,500 to Fluid Light Technologies, Inc. (FLT), bringing its total investment and loans to $232,500 and make loans to Healthcove.com in the amount of $115,000. FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. Healthcove.com is a healthcare discount club that gives underinsured users buying power for prescription drugs, prescription eyeglasses, hearing and dental care and a healthcare credit card. While the company feels that these investments have tremendous potential, the Company has made no commitments beyond the investments already made. The investment has been accounted for under the cost method.

           Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but were paid in cash based on $2.51 per share (as determined before the two splits). The Company has paid a total of $147,168, as of October 2000, to fund the fractional shares. The effects of the stock splits have been recorded retroactively in the consolidated financial statements.

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1998

           For the year ended October 1999, working capital decreased $177,000 or approximately 8%. The Company's decline in sales and profits for the year are the main reasons for such decrease. Major component changes were an increase in cash of $380,000, increase in accounts receivable of $406,000 (18%), decrease in inventory of $335,000 (10%), increase in accounts payable of $258,000 (18%) and an increase in the accounts receivable/inventory line of credit of $325,000 (25%). While the majority of changes reflect the decrease in sales and profits for fiscal 1999, the increase in accounts receivable is reflective of the positive turnaround in the last six months of the year. This is especially the case in the fourth quarter of 1999 as sales increased 19% as compared to 1998.

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

           During 1999, the Company used $100,000 of cash provided from operations and its line of credit to make an additional investment of $100,000 in Fluid Light Technologies, Inc. (FLT), bringing its total investment to $200,000. The investment is accounted for using the cost method.

RESULTS OF OPERATIONS
---------------------

           The following table summarizes the results of operations for the fiscal years 2000, 1999, and 1998 (Thousands of Dollars):

                                       2000        1999         1998
                                       ----        ----         ----

       Sales                        $ 24,346    $ 21,869     $ 23,636
       Cost of Sales                $ 20,328    $ 18,587     $ 19,855
       Earnings from Operations     $ 1,098     $    644     $  1,063
       Net Earnings                 $   845     $     45     $    455


           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1999

           The company's fiscal 2000 sales saw a continuation of the business recovery started in the second half of 1999. Sales increases of 11% for the year were fairly consistent throughout the entire year. The Company's backlog was reflective of the sales increase and consistency during fiscal 2000, peaking during the year to $10,428,000 at April 2000, it ended the year at $8,945,822 compared to $8,434,000 at October 1999 and $6,986,000 at October 1998. While sales were strong and consistent during fiscal 2000, the Company noticed a softening in demand during the last few months with customers delaying shipments and pushing orders out. It is not unusual during this time of the year as customers evaluate their inventory requirements. However, with the news circulating of an economic slowdown and possible recession, the Company is monitoring any change in business and sales very carefully.

           The Company's operating profits increased to $1,098,000, a 47% increase from 1999 and comparable to 1998. The 11% increase in sales during fiscal 2000 was the main factor for the increase in profits. Fiscal 2000 is more comparable to prior years sales and profits (1998, 1997, and 1996) than 1999 when the Company's sales had declined 8-12% from prior years.

           During fiscal 2000, Core Software Technology ("Core") repaid $431,430 of principal and interest. The result was a profit of $396,430 from the recovery of loans made to Core that had been fully reserved in previous years. A final payment of $89,465 was received in November 2000. In accordance with the terms of the Forbearance Agreement, between Core and the Company, the balance of the outstanding loans of $274,248 was converted into common stock of Core at $3 per share or 91,416 shares.

           Interest expense decreased 13% in 2000 as compared to 1999. The main factor is lower interest costs associated with long-term debt. Over the last few years the company, due to concerns about the economy and sales, has been very selective about capital expenditures. Capital purchases that have been made, have been paid for out of earnings and use of the working capital line of credit. The Company has reduced short and long-term debt $803,000 over the last two years.

           The effective tax rate for 2000 decreased to 33% from 77% in 1999. The major components of the decrease were a 9% decrease in 2000 due to the reversal of a deferred tax asset valuation allowance associated with Core and a 23% increase in 1999 from prior year under estimates of tax.


           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1998

           The decline in sales, which started in the middle of fiscal 1998, continued for the first six months of fiscal 1999. The second half of 1999 was just the opposite as sales continued to rebound. The net result for the fiscal year 1999 was a decline in sales of 7.5% as compared to 1998 and an increase of 19% in the fourth quarter as compared to 1998. The Company's backlog followed suit as it started the year at $6,986,000 and ended at $8,434,000 as of October 1999. There was a leveling out of sales and backlog throughout much of the year, with the Company not sure to what extent sales would continue to be affected by the economic problems in other parts of the world. The fourth quarter of 1999 was a turning point as sales and backlog continued to increase along with the demand from customers to quote new products.

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

           During 1999, the Company initiated additional testing with regard to perchloroethylene which was found in the near surface unsaturated soil at the Ontario facility. The results required the Company to accrue an additional reserve of $200,000, bringing the total reserve to $465,622, less $49,707 expended to date, leaving a balance of $415,915 as of October 31, 1999.

           Interest expense decreased 10% in 1999 as compared to 1998. The decrease was due to lower sales and a reduction in financing costs associated with the accounts receivable/inventory line of credit.

EFFECTS OF INFLATION
--------------------

           Inflation for the fiscal years ended 2000, 1999 and 1998 were minimal and had no effect on the Company's operations.

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

ITEM 7.    FINANCIAL STATEMENTS



TITLE
-------------------------------------------------------------------------------


Independent Auditor's Report..................................................

Consolidated Balance Sheets
at October 31, 2000 and 1999..................................................

Consolidated Statements of Earnings
for each of the three years ended October 31, 2000, 1999and 1998..............

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 2000, 1999and 1998..............

Consolidated Statements of Cash Flows
for each of the three years ended October 31, 2000, 1999and 1998..............

Notes to Consolidated Financial Statements ...................................


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

                            October 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Athanor Group, Inc.:


We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiary as of October 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiary as of October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


           /s/ KPMG, LLP



Los Angeles, California
December 6, 2000




                       ATHANOR GROUP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                            October 31, 2000 and 1999



                                      ASSETS (NOTE 4)                                 2000                 1999
                                                                            ----------------------    -----------------

Current assets:
     Cash                                                                $            161,954              616,178
     Accounts receivable, net of allowance for doubtful accounts of
         $17,724 and $19,517, respectively                                          2,837,638            2,774,982
     Inventories (note 2)                                                           3,564,799            3,082,797
     Deferred income tax assets (note 6)                                              350,345              259,137
     Prepaid expenses                                                                  73,701               81,574
     Other current assets (including related party receivable of
         $147,500 in 2000)                                                            151,253                7,100
                                                                            ----------------------    -----------------

                   Total current assets                                             7,139,690            6,821,768

Property, plant and equipment, net (notes 3 and 5)                                  1,377,873            1,418,308
Investments                                                                           386,000              381,000
Other assets (including related party receivable of $48,677 and
     $48,375, respectively)                                                           112,978              108,100
                                                                            ----------------------    -----------------

                                                                         $          9,016,541            8,729,176
                                                                            ======================    =================


See accompanying notes to consolidated financial statements.


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                            October 31, 2000 and 1999


                            LIABILITIES AND STOCKHOLDERS' EQUITY                    2000               1999
                            ------------------------------------                    ----               ----

Current liabilities:
     Current portion of long-term debt (note 4)                        $            341,844            426,853
     Line of credit with bank (note 4)                                            1,599,688          1,598,358
     Accounts payable                                                             1,718,173          1,734,730
     Accrued liabilities:
         Salaries, wages and other compensation                                     341,564            219,086
         Income tax payable                                                         216,590            149,379
         Other                                                                      167,963            174,458
     Remediation liabilities (note 7)                                               292,281            415,000
                                                                          ----------------------   ----------------

                   Total current liabilities                                      4,678,103          4,717,864
                                                                          ----------------------   ----------------

Long-term debt, less current portion (note 4)                                        80,754            423,919

Deferred income tax liability (note 6)                                              131,287            138,584

Commitments and contingencies (notes 5 and 7)

Stockholders' equity (notes 8 & 9):
     Redeemable, convertible preferred stock, $3 stated value.
         Authorized 5,000,000 shares; none issued                                        --                 --
     Common stock, $.01 par value.  Authorized 25,000,000 shares;
         issued and outstanding 696,036 shares in 2000 and 729,427
         in 1999                                                                      6,960              7,294
     Additional paid-in capital                                                     879,012          1,045,883
     Retained earnings                                                            3,240,425          2,395,632
                                                                          ----------------------   ----------------

                   Total stockholders' equity                                     4,126,397          3,448,809
                                                                          ----------------------   ----------------

                                                                       $          9,016,541          8,729,176
                                                                          ======================   ================

See accompanying notes to consolidated financial statements.


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                   Years ended October 31, 2000, 1999 and 1998



                                                                  2000                      1999                 1998
                                                          ----------------------    ---------------------    ------------------

Net sales (note 9)                                     $         24,346,076               21,869,346            23,635,679
Cost of sales                                                    20,327,706               18,586,560            19,855,347
                                                          ----------------------    ---------------------    ------------------

                   Gross profit                                   4,018,370                3,282,786             3,780,332

Selling, general and administrative expenses                      2,919,874                2,638,939             2,717,631
                                                          ----------------------    ---------------------    ------------------

                   Earnings from operations                       1,098,496                  643,847             1,062,701

Other income (expense):
     Interest expense                                              (232,759)                (269,154)             (299,484)
     Recoveries of advances to unconsolidated
         investee (note 11)                                         396,430                       --                    --
     Environmental remediation (note 7)                                  --                 (200,000)                   --
     Other, net                                                       6,175                   16,750                10,655
                                                          ----------------------    ---------------------    ------------------

                   Earnings before income taxes                   1,268,342                  191,443               773,872

Income taxes (note 6)                                               423,549                  146,482               319,163
                                                          ----------------------    ---------------------    ------------------

                   Net earnings                        $            844,793                   44,961               454,709
                                                          ======================    =====================    ==================

Net earnings per common share (note 8):
     Basic                                             $               1.21                      .06                   .62
     Diluted                                                           1.21                      .06                   .61
                                                          ======================    =====================    ==================



See accompanying notes to consolidated financial statements.


                       ATHANOR GROUP, INC. AND SUBSIDIARY

         Consolidated Statements of Stockholders' Equity (Notes 8 and 9)

                   Years ended October 31, 2000, 1999 and 1998



                                                                                      ADDITIONAL
                                                     COMMON STOCK                  PAID-IN            RETAINED
                                           ---------------------------------
                                              SHARES            AMOUNT             CAPITAL            EARNINGS            TOTAL
                                          ---------------   ---------------    ----------------    ---------------    -------------

Balance at October 31, 1997                     733,967  $          7,340           1,068,412          1,895,962         2,971,714

Repurchase and retirement of
     common stock (note 8)                       (4,540)              (46)            (22,529)             --              (22,575)

Net earnings                                      --                --                  --               454,709           454,709
                                          ---------------   ---------------    ----------------    ---------------   ---------------

Balance at October 31, 1998                     729,427             7,294           1,045,883          2,350,671         3,403,848

Net earnings                                      --                --                  --                44,961            44,961
                                          ---------------   ---------------    ----------------    ---------------   ---------------

Balance at October 31, 1999                     729,427             7,294           1,045,883          2,395,632         3,448,809

Repurchase and retirement of
     common stock (note 8)                       (3,000)              (30)            (20,007)             --              (20,037)

Repayment of fractional shares resulting
     from reverse stock split (note 8)          (30,391)             (304)           (146,864)             --             (147,168)

Net earnings                                      --                --                  --               844,793           844,793
                                          ---------------   ---------------    ----------------    ---------------   ---------------

Balance at October 31, 2000                     696,036  $          6,960             879,012          3,240,425         4,126,397
                                          ===============   ===============    ================    ===============   ===============


See accompanying notes to consolidated financial statements.



                       ATHANOR GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Years ended October 31, 2000, 1999 and 1998


                                                                          2000                 1999                1998
                                                                   --------------------   ----------------    -----------------

Cash flows from operating activities:
     Net earnings                                                        844,793              44,961              454,709
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
            Recoveries of advances to unconsolidated
                investee                                                (396,430)                 --                   --
            Depreciation and amortization                                412,591             400,246              389,724
            Gain on disposal of fixed assets                               2,555               8,000                   --
            Provision for deferred income taxes                          (98,505)            (46,016)                  --
            Change in operating assets and liabilities:
                Accounts receivable                                      (62,656)           (406,207)             314,543
                Inventories                                             (482,002)            335,395               52,562
                Prepaid expenses and other assets                          1,644            (145,669)            (209,628)
                Accounts payable                                         (16,557)            258,017             (241,125)
                Accrued liabilities                                       (6,736)            138,731              (25,618)
                Income taxes payable                                      67,211             102,314               63,814
                                                               ----------------------    ----------------    -----------------

                       Net cash provided by operating
                          activities                                     265,908             689,772              798,981
                                                               ----------------------    ----------------    -----------------


Cash flows from investing activities:
     Purchase of property and equipment                                 (381,814)           (297,573)             (93,152)
     Proceeds from sales of property and equipment                         7,103              14,916                   --
     Collections on notes receivable                                          --              22,244               70,119
     Issuance of notes receivable to related parties                    (147,802)                 --                   --
     Repayment of advances to unconsolidated
         investee                                                        396,430                  --                   --
                                                               ----------------------    ----------------    -----------------

                       Net cash used in investing
                          activities                                    (126,083)           (260,413)             (23,033)
                                                               ----------------------    ----------------    -----------------



                       ATHANOR GROUP, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Continued)

                   Years ended October 31, 2000, 1999 and 1998


                                                                         2000                  1999               1998
                                                                  ------------------    -----------------    -----------------

Cash flows from financing activities:
     Net of borrowings (repayments) under line
         of credit                                                        1,330              325,324              (92,463)
     Net of repayments of long-term debt                               (428,174)            (374,825)            (562,583)
     Payment of fractional shares in stock split                       (147,168)                  --                   --
     Repurchase of common stock                                         (20,037)                  --              (22,575)
                                                                  ------------------    -----------------    -----------------

                       Net cash used in financing
                          activities                                   (594,049)             (49,501)            (677,621)
                                                                  ------------------    -----------------    -----------------

                       Net increase (decrease) in cash                 (454,224)             379,858               98,327

Cash at beginning of year                                               616,178              236,320              137,993
                                                                  ------------------    -----------------    -----------------

Cash at end of year                                            $        161,954              616,178              236,320
                                                                  ==================    =================    =================

Supplemental disclosures of cash flow information:
     Interest paid                                             $        216,551              269,154              299,484
     Income taxes paid                                                  453,000               90,723              224,296
                                                                  ==================    =================    =================

See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999



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

              A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

              (A)    REVENUE RECOGNITION

              The Company recognizes revenue upon shipment. Provisions for returns and discounts are provided at time of sale.

              (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Athanor and its wholly owned subsidiary, Alger Manufacturing Co., Inc. (Alger). Significant intercompany accounts and transactions have been eliminated in consolidation.

              (C)    INVENTORIES

              Inventories, which are comprised primarily of raw materials, direct labor and overhead, are stated at the lower of cost, based on the first-in, first-out method, or market.

              (D)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment are stated at cost and include expenditures for major renewals and betterments. Repairs and maintenance are expensed as incurred. Cost and accumulated depreciation applicable to assets retired or disposed of are eliminated from the accounts and any gains or losses are included in other income.

              Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the following estimated service lives using the straight-line method:

                 Manufacturing machinery and equipment      3 to 7 years
                 Office equipment and vehicles              5 to 8 years
                 Leasehold improvements                     3 to 10 years


              Leasehold improvements are amortized over the lesser of their useful lives or lease term.

              (E)    INCOME TAXES

              The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


              consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, net operating loss carryforwards and credit carryforwards are included as a component of deferred tax assets. A valuation allowance against deferred tax assets is recorded as considered necessary. All deferred tax amounts are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

              (F)    INVESTMENTS

              The Company accounts for its investments in nonmarketable securities of minority-owned companies on the cost method. The carrying value of all such investments is $386,000 and $381,000 at October 31, 2000 and 1999, respectively.

              (G)    EARNINGS PER SHARE

              Basic earnings per share represents net earnings available to common stockholders divided by the weighted-average shares outstanding, excluding all common stock equivalents. Diluted earnings per share reflects the dilutive effects of all common stock equivalents.

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

              (J)    STOCK OPTION PLANS

              The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to measure compensation cost prescribed by APB Opinion No. 25, and to make pro forma disclosures of net earnings and earnings per share as if the fair-value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


              (K)    SEGMENT DISCLOSURES

              The Company operates in a single segment, the manufacturing and distribution of screw machine products.

              (L)    ENVIRONMENTAL COMPLIANCE AND REMEDIATION

              The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and for which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

              (M)    COMPREHENSIVE INCOME

              There is no difference between net earnings and comprehensive income for the Company during the reporting periods.

              (N)    RECLASSIFICATIONS

              Reclassifications were made to the 1999 and 1998 financial statements to conform to the current year presentation.


(2)           INVENTORIES

              Inventories consist of the following:

                                                 2000              1999
                                           --------------     ------------

                    Raw materials        $      711,361           510,221
                    Work in process             732,197           437,514
                    Finished goods            2,052,317         2,046,747
                    Scrap                        68,924            88,315
                                           --------------     ------------

                                         $    3,564,799         3,082,797
                                           ==============     ============




(3)           PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consists of the following:

                                                                2000                       1999
                                                         ---------------------     ---------------------
                                                         ---------------------     ---------------------
               Manufacturing machinery and equipment     $    5,709,621                  5,374,279
               Office equipment and vehicles                    241,720                    252,412
               Leasehold improvements                            84,042                     84,042
                                                         ---------------------     ---------------------
                                                         ---------------------     ---------------------


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


                                                              6,035,383                  5,710,733
       Less accumulated depreciation and amortization         4,657,510                  4,292,425
                                                          --------------------     ---------------------
                                                         $    1,377,873                  1,418,308
                                                          ====================     =====================

(4)           LONG-TERM DEBT

              The Company's subsidiary has a $4,233,333 credit agreement (the Agreement) reduced by subsequent borrowings with a lending institution for working capital and other business financing needs. The credit agreement is collateralized by substantially all of the assets of the Company and expires August 31, 2001. The Agreement provides for a working capital line of credit of $3,000,000 and a term loan and a new equipment line of credit totaling $1,233,333. Interest on borrowings under the line of credit are payable at the prime rate (9.5% at October 31, 2000) plus 1.0%. At October 31, 2000, a total of $1,747,614 was outstanding and $1,400,312 was available under the working capital line of credit, and $550,000 was available on the new equipment line of credit.

              Long-term debt consists of the following:




                                                                                                  2000              1999
                                                                                           ---------------     ------------------
                                                                                           ---------------     ------------------

       Line of credit under the Agreement, collateralized by inventory and accounts
           receivable                                                                     $    1,599,688            1,598,358
       Term loan under the Agreement, collateralized by machinery and equipment
                                                                                                  49,998              249,998
       Equipment line of credit under the Agreement, collateralized by related equipment
                                                                                                  97,928              125,264
       Capital lease obligations (see note 5)                                                    274,672              475,510
                                                                                            ---------------     ------------------

                                                                                               2,022,286            2,449,130
       Less current portion, including lines of credit                                         1,941,532            2,025,211
                                                                                            ---------------     ------------------

                                                                                          $       80,754                 423,919
                                                                                            ===============     ==================


              As of as of October 31, 2000, all outstanding debt, excluding capital leases (note 5), matures within one fiscal year.


(5)           CAPITAL AND OPERATING LEASES

              The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 2000 and 1999 is as follows:

                                                      2000            1999
                                                 --------------    -----------

               Asset                            $  1,081,635       1,116,635
                 Less accumulated depreciation       578,112         435,676
                                                 --------------    -----------

                                                $    503,523         680,959
                                                 ==============    ===========


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999



              The Company leases three premises that are accounted for as operating leases. Real estate taxes, insurance and other taxes are the obligations of the Company.

              The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 2000:


                                                                                       OPERATING
                                                             CAPITAL LEASES             LEASES
                                                          ----------------------     -------------
       Year ending October 31:
           2001                                                 $     194,437             50,076
           2002                                                        98,909             39,464
           2003                                                            --              5,155
                                                                ----------------     -------------
                 Minimum lease payments                               293,346       $     94,695
                                                                                     =============

           Less amount representing interest and taxes                 18,674
                                                                ----------------

                 Present value of future capital lease payments $     274,672
                                                                ================


              Rental expense for operating leases was approximately $309,000 in 2000, $270,000 in 1999 and $294,000 in 1998.


(6)       INCOME TAXES

          Income tax expense (benefit) consists of the following:

                                 FEDERAL                     STATE                      TOTAL
                           ---------------------     ----------------------     ----------------------

         2000:
           Current     $            412,226                   109,828                    522,054
           Deferred                 (86,804)                  (11,701)                   (98,505)
                           ---------------------     ----------------------     ----------------------

                       $            325,422                    98,127                    423,549
                           =====================     ======================     ======================

         1999:
           Current     $            155,615                    36,883                    192,498
           Deferred                 (37,617)                   (8,399)                   (46,016)
                           ---------------------     ----------------------     ----------------------

                       $            117,998                    28,484                    146,482
                           =====================     ======================     ======================
         1998:
           Current     $            235,079                    65,721                    300,800
           Deferred                  12,967                     5,396                     18,363
                           ---------------------     ----------------------     ----------------------

                       $            248,046                    71,117                    319,163
                           =====================     ======================     ======================


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999



              The difference between the federal income tax rate and the effective income tax rate on net earnings is as follows:



                                                   2000                         1999                            1998
                                       ----------------------------  ----------------------------  --------------------------------
                                        PERCENT          AMOUNT        PERCENT          AMOUNT       PERCENT            AMOUNT
                                       ------------    ------------  ------------   -------------  -------------    ---------------

       Statutory U.S. federal tax
           rate                            34.0%    $     431,236         34.0%    $      65,091         34.0%    $       263,116
       State income taxes, net of
           federal benefit                  5.8            74,000          6.1            11,678          6.1              47,206
       Benefit due to state tax
           credits                            --               --            --               --          (.4)             (3,000)
       Change in valuation allowance
                                           (9.4)         (120,000)           --               --         (3.2)            (24,681)
       Current year impact of
           prior year estimates               --               --         22.5            43,118           --                 --
       Other                                3.0            38,313         13.9            26,595          4.7              36,522
                                       ------------    ------------  ------------   -------------  -------------    ---------------
                                           33.4%    $     423,549         76.5%    $     146,482         41.2%    $       319,163
                                       ============    ============  ============   =============  =============    ===============

              The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2000 and 1999 is as follows:



                                                                                      2000                1999
                                                                                   -------------    ---------------

                 Deferred tax assets:
                     Bad debt reserves                                        $          7,060            7,834
                     Equity in loss of unconsolidated investee                         143,587          164,005
                     Contamination reserve                                             116,428          166,948
                     Other                                                              83,270           40,350
                                                                                   -------------    ---------------

                                 Total gross deferred tax assets                       350,345          379,137

                     Valuation allowance                                                    --          120,000
                                                                                   -------------    ---------------

                                 Net deferred tax assets                               350,345          259,137

                 Deferred tax liabilities - accelerated depreciation on fixed
                     assets                                                            131,287          138,584
                                                                                   -------------    ---------------

                                 Net deferred tax assets                      $        219,058          120,553
                                                                                   =============    ===============


              Included as a deferred tax asset is the deferred tax benefit associated with the Company's 1994 equity loss in an unconsolidated investment. Because of uncertainties surrounding the realizability of this deferred tax benefit, the Company established a valuation allowance, which was reversed in 2000, due

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


              to the collection of amounts from that investment. The Company believes its remaining deferred tax assets to be realizable based on historical and projected taxable income levels.


(7)           COMMITMENTS AND CONTINGENCIES

              As of October 31, 2000 and 1999, the Company's maintained accruals of $292,281 and $415,000, respectively, relating to the estimated cost to remediate perchloroethylene that was found in the near surface soil below the Alger manufacturing facilities. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $371,000 to $555,000. A total of $465,000 has been accrued and expensed since 1998.

              During fiscal 2000, the Company submitted a plan of remediation to the lead government agency. After some additional testing and revisions to the Company's plan of remediation, the agency approved the remediation plan. The Company started remediation in October 2000. The Company's environmental engineering firm has stated that it will be unable to give a better estimate of the cost of remediation until the system has been in operation for approximately six months.

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


(8)           STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

              During 2000 and 1999, the Company repurchased and retired 3,000 and 4,540 (after effect of reverse split, noted below) shares of common stock for approximately $5.00 to $6.67 and $5.00 per share, respectively.

              During 2000, the Company completed a series of stock splits. Initially, a 1 for 800 reverse split was made, with all fractional shares being paid out. Then a 400 for 1 split was completed, resulting in half of the previously outstanding shares. The effect was recorded retroactively for all periods reported.

              The components of basic and diluted earnings per share were as follows:


                                                                          2000                  1999                1998
                                                                      -----------------     ---------------     ------------------
       Net earnings                                               $        844,793                44,961             454,709
                                                                      =================     ===============     ==================

       Weighted-average outstanding shares of common stock -
           basic                                                  $        698,839               729,427             732,457
       Dilative effect of employee stock options                                --                   614              11,154
                                                                      -----------------     ---------------     ------------------
       Common stock and common stock equivalents - diluted        $        698,839               730,041             743,611
                                                                      =================     ===============     ==================
       Earnings per share:
           Basic                                                  $         1.21                    .06                 .62
           Diluted                                                          1.21                    .06                 .61
                                                                      =================     ===============     ==================


                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


(9)           STOCK OPTIONS

              In April 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorized grants of options to purchase up to 110,170 shares of authorized but unissued common stock. All stock options vest and become fully exercisable as shown below:

                     6 months after granting               20%
                     After one year                        20
                     After two years                       30
                     After three years                     30
                                                  ======================


              Thus, after three years of service, the options become fully vested. However, options are exercisable six months after they are granted and remain exercisable for eight years after the date of issuance.

              The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           2000           1999        1998
                                      --------------   ---------    ----------

       Pro forma net earnings        $    789,747        2,535      31,052
       Pro forma earnings per share:
           Basic                            1.13           .00         .29
           Diluted                          1.13           .00         .27
                                      ==============   =========    ==========


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998: expected volatility of 102%; risk-free interest rate of 5.6%; assumed dividend yield of 0; and expected life of seven years.

              Assumptions used for grants in fiscal year 1999 are as follows: expected volatility of 64%; risk-free interest rate of 4.57%; assumed dividend yield of 0; and expected life of seven years.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999



              Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



                                           NUMBER OF SHARES OF
                                              COMMON STOCK
                                           UNDERLYING OPTIONS          EXERCISE                                   AVERAGE GRANT
                                                                   PRICE PER SHARE       NUMBER EXERCISABLE      DATE FAIR VALUE
                                          ----------------------   -----------------    ----------------------   -----------------

       Grants                                       85,000               3.32                         --           $   2.26
                                          ----------------------                        ----------------------
       Balance at October 31, 1998                  85,000                 --                         --                --

       Grants                                       17,500               3.32                         --               2.84
       Vesting of options                               --                 --                     37,500                --
                                          ----------------------                        ----------------------
       Balance at October 31, 1999                 102,500                 --                     37,500               2.36
       Canceled                                     (4,500)                --                         --                --
       Vesting of options                               --                 --                     28,500                --
                                          ----------------------                        ----------------------
       Balance at October 31, 2000                  98,000               3.32                     66,000               2.36
                                          ======================   =================    ======================   =================



(10)          MAJOR CUSTOMER

              For the years ended October 31, 2000 and 1999, the Company had one customer that accounted for $2,696,000 or 11% of net sales. Receivables from this customer as of October 31, 2000 and 1999 amounted to $282,676 and $293,162, respectively.


(11)          EMPLOYEE BENEFIT PLANS

              The Company and its subsidiary have a 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their wages subject to IRS limitations. The Company will match 100% of the employees' contribution not exceeding 1% of their wages plus 50% of the employees' remaining contribution up to 4%. The Company may also make discretionary contributions to the plan that are allocated to each employee based upon their pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $117,000, $112,000 and $97,000 for the years ended October 2000, 1999 and 1998, respectively.


(12)          RELATED PARTY TRANSACTIONS

              The Company currently has stock holdings in Core Software Technology, a California corporation (Core), owning 462,567 shares of the issued and outstanding common stock of Core, which represents approximately 8.2% of the total issued and outstanding shares of Core's capital stock at October 31, 2000.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999



              The Company has provided a portion of the working capital requirements of Core during previous years in the form of a series of loans to Core totaling $685,622. Interest accrues on this loan at a rate of 8%. In a previous year, Core and the Company reached a forbearance agreement on all outstanding loans, wherein Core would pay 60% of outstanding debt, and the remaining 40% would be converted to equity. Amounts of cash received on the recovery of the debt that was previously written off were included in current year earnings. As of October 31, 2000, the total amount outstanding from Core is $356,523, which was fully reserved.

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

              Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. As of October 31, 2000, Core owes $101,000 to R&D in connection with said consulting agreement. R&D was paid a total of $43,425 by Core during fiscal 2000.

              The Company has made investments to date totaling $186,000 as a Limited Partner in California South Pacific Investors (CSPI). Mr. Femrite is a General Partner in CSPI.

              The Company made investments of $100,000 and $100,000 in Fluid Light Technologies, Inc. (FLT) in 1999 and 1998, respectively. The Company made a loan of $32,500 to FLT bearing interest at 10%, due in installments ending January 11, 2001. FLT is a development stage company and has no revenues or earnings. The Company owns 512,597 shares of Preferred Stock representing a voting interest of 5.8%. Mr. Miller is a Director of FLT.

              The Company made loans in aggregate of $115,000 to HealthCove.Com, due on demand bearing interest at 8% to 10%, during 2000. Healthcove.com is a development stage company with limited revenues and no earnings. Messrs. Miller and Edwards are Directors and investors in HealthCove.Com.

        In January 1996, the Internal Revenue Service (IRS) served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by Image Data Corp. (IDC), the predecessor company to Core. In connection therewith, the IRS has collected approximately $36,000 from Mr. Miller. In connection with Core's acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2000 AND 1999


              reimbursed Mr. Miller in the approximate amounts of $23,000 during 1997 and $12,000 in 1999. The federal taxes owed by IDC have been settled and paid by Core, and accordingly, Mr. Miller has no further liability therefore. With respect to Core's settlement of IDC's taxes with the IRS, the IRS required a settlement of not only IDC's tax liability but Mr. Miller's personal tax liability as well. Accordingly, the payment of $182,902 by Core to the IRS resolved both IDC's and Mr. Miller's personal tax liability to the IRS.

              The Company has made loans to Mr. Miller, in previous years, in the principal amount of $40,000. During 1998, 1999 and 2000, the Company renewed the original note plus accrued interest. The total outstanding loan to Mr. Miller in the amount of $68,270 is due January 28, 2001. The Company received an additional 2,500 shares of the Company's common stock for a total of 20,000 shares as collateral.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 2000.



                          DIRECTOR/OFFICER INFORMATION
                          ----------------------------

                                             Principal                                                  Director
             Name                            Occupation                                    Age             Since
------------------------------------------------------------------------------------------------------------------------------

        Gregory J. Edwards                Director                                         56              1990

        Duane L. Femrite                  President, Co-Chief Executive                    55              1985
Officer, Chief Financial Officer
                                          of the Company

        Edmund R. Knauf, Jr.              Director                                         58              1997

        Richard A. Krause                 Vice President of the Company,                   65              1992
President, Alger Manufacturing
                                          Company, Inc.

        Robert W. Miller                  Chairman of the Board, Co-Chief                  58              1976
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

ITEM 10.    EXECUTIVE COMPENSATION

           The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's three most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 2000.



                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                       ANNUAL                   LONG TERM COMPENSATION
                                                    COMPENSATION                          AWARDS
                                                    ------------                          ------
                                                                                         Securities
      Name and Principal                                                                Underlying                  All
           Position                   Year           Salary            Bonus             Options (2)              Other (1)
---------------------------------------------------------------------------------------------------------------------------------
                                                       $                 $                     #                     $

   Duane L. Femrite                   2000            158,550           30,000                    0                 4,000
      President, Co-Chief             1999            157,243           15,000                3,750                 4,000
      Executive Officer and           1998            149,615           25,000               15,000                 4,000
      Chief Financial Officer

   Richard A. Krause                  2000            179,727           46,659                    0                 4,000
      Vice President and              1999            169,243           24,244               10,000                 4,000
      President of Alger              1998            161,615           44,985               15,000                 3,329
      Manufacturing Co., Inc.

   Robert W. Miller                   2000             158,630          30,000                    0                   352
      Chairman of the Board           1999            157,578           15,000                3,750                 1,600
      Co-Chief Executive Officer      1998         150,06625,000        15,000                1,600
      Corporate Secretary

      (Footnotes)

           (1) Other compensation includes contributions made to the Company's 401-K Plan. Does not include use of automobile paid for by the Company.

           (2) As adjusted to reflect the Company's recent 1 for 2 reverse split of its shares of common stock, effective January 31, 2000.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

           The following table sets forth information concerning the number and value of exercised and unexercised options held by the following executive officers on October 31, 2000. None of these executive officers exercised options to purchase common stock during fiscal year 2000.



                                                                  NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                              SHARES                                    OPTIONS AT                     AT FISCAL YEAR END
                           ACQUIRED ON          VALUE            FISCAL YEAR END(#)(3)                     ($)(1)(2)(3)
                                                               ----------------------------------    -----------------------------
         NAME              EXERCISE(#)       REALIZED($)       EXERCISABLE       UNEXERCISED         EXERCISABLE     UNEXERCISED
         ----              -----------       -----------       -----------       -----------         -----------     -----------

Duane L. Femrite                 0                 $0                12,000              6,750                0                 0
Richard A. Krause                0                 $0                14,500             10,500                0                 0
Robert W. Miller                 0                 $0                12,000              6,750                0                 0


(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of registrant's common stock on October 31, 2000. The closing bid price of registrant's common stock on that day on the OTC Bulletin Board was $3.06. Options are in-the-money if the market value of the shares covered by the option is greater than the option exercise price. The option exercise price, on all options, exceeded the $3.06 market value on October 31, 2000.

(2)      Future exercisability is subject to a number of factors.

(3) As adjusted to reflect the Company's recent 1 for 2 reverse split of its shares of common stock, effective January 31, 2000.


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

           Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The employment agreements for Robert W. Miller, Duane L. Femrite and Richard A. Krause were automatically renewed on January 1, 2001, for an additional year.

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

           COMPENSATION OF DIRECTORS

           Outside Directors are to receive an annual honorarium of $5,000 per year and $600 per meeting attended. The Board has a Nominating Committee that is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $100 for each meeting attended when such committee meetings are held on a day that the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 2000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of December 31, 2000, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.



                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                    ----------------------------------------

                                                                               AMOUNT AND PERCENTAGE OF
                                                                                 BENEFICIAL OWNERSHIP
                                                                      -------------------------------------
           TITLE                    NAME AND ADDRESS OF                     NUMBER OF              PERCENT OF
          OF CLASS                    BENEFICIAL OWNER                       SHARES                  CLASS
---------------------------------------------------------------------------------------------------------------

           Common              Gregory J. Edwards (3)                         13,250                1.89%
           Stock               2208 Faircloud Lane
                               Edmond, Oklahoma  73034

           Common              Duane L. Femrite (3)                          107,525               15.16%
           Stock               921 East California Avenue
                               Ontario, California  91761

           Common              Edmund R. Knauf, Jr. (3)                       42,300                6.05%
           Stock               1516 North 2nd Street
                               Sheboygan, Wisconsin 53081

           Common              Richard A. Krause (2) (3)                     145,900               20.45%
           Stock               921 East California Avenue
                               Ontario, California  91761

           Common              Robert W. Miller (1) (3)                       95,125               13.41%
           Stock               921 East California Avenue
                               Ontario, California  91761

           Common              All Officers and Directors                    404,100               53.99%
           Stock               as a Group (5 persons) (3)
---------------------------------------------
           (Footnotes on next page)

           All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

           Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 2000. There were 696,036 shares of Common Stock outstanding on December 31, 2000.

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

-----------------------------
      (Footnotes)


(1) Does not include 12,000 shares of Common Stock owned by Mr. Miller's father as to which Mr. Miller disclaims beneficial ownership.

(2) Includes 128,400 shares of Common Stock owned by The Krause Family Irrevocable Trust.

(3) Includes shares of common stock that can be acquired by exercise of vested and exercisable stock options within 60 days of December 31, 2000, as follows: Gregory J. Edwards - 5,250 shares, Duane L. Femrite - 13,125 shares, Edmund R. Knauf, Jr. - 3,500 shares, Richard A. Krause - 17,500 shares, Robert W. Miller - 13,125 shares; all Officers and Directors as a group - 52,500 shares.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company is a shareholder of Core Software Technology, a California corporation ("Core") (WWW.CORESW.COM), owning 462,567 shares (553,983 shares as of November 2000) of the issued and outstanding common stock of Core, representing approximately 8.2% (9.97% as of November 2000) of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). The Company also has 535,327 options and warrants at exercise prices of $3-$5 per share to purchase additional shares of common stock of Core, representing approximately 4.13% of the outstanding options and warrants.

           Core is the leader in geospatial data management software through its TerraSoar(TM) software that enables providers and developers of geospatial data to easily make their archives available for network-based searches and distribution. TerraSoar provides organization and data access management of geospatial data direct to your desktop via any popular Web browser. This data can be accessed from any computer: your own, across the hall, or across the world. Adding databases to TerraSoar is as easy as writing a paragraph -- no programming required. TerraSoar queries multiple, distributed databases with a new, customizable map-based visual search. The software is used in Core's ImageNet service, which provides intuitive, user-friendly Internet access to numerous sources of geospatial information. It is so versatile, you can even use it to distribute other data sets: medical imagery, stock photography and video clips.

Core, through its subsidiary ImageNet (WWW.IMAGENET.COM), is the largest source on the Internet to search, browse, and retrieve Earth images and related, geospatial information. The user can simultaneously access numerous databases across the world.

Core is a co-founding partner in ImageSat International, N.V. (ISI), (WWW.IMAGESATINTL.COM). ISI plans to build eight high-performance, low-cost, light, agile, low earth-orbiting (LEO) satellites. ISI's constellation of satellites will provide the most frequent daily visit capabilities. On December 5, 2000, ISI announced it had successfully launched an EROS A1 satellite from the Russian Cosmodrome in Svobodni, Siberia. The 250kgs satellite was launched into a sun-synchronous (polar) orbit at 480 kms above the earth. ISI has a network of fourteen Acquisition, Archiving, and Distribution (ADD) ground receiving stations around the world. These ground receiving stations have implemented a unique receiving system and are linked to ImageNet. ISI, through ImageNet, will commence sale of the satellite data in the first quarter of 2001.

           The Company had made outstanding loans in the principal amount of $685,622 to Core through October 31, 1999. All but $35,000 of the outstanding balance had been reserved. During fiscal 2000 Core repaid $431,430 of principal and interest. A final payment of $89,465 was received in November 2000. In accordance with the terms of the Forbearance Agreement between Core and the Company, the balance of the outstanding loans of $274,248 was converted into common stock of Core at $3 per share or 91,416 shares.

           Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation, and general business matters arising out of Core's on-going restructuring, recapitalization, and financing efforts. As of October 31, 2000, Core owes $101,000 to R&D in connection with said consulting agreement. R&D was paid a total of $43,425 ($37,500 of the outstanding fees) during fiscal 2000.

           Mr. Miller served as Secretary and Director of Core from September 1991 to April 1998 and Director from May 1999 to present. Mr. Miller has assigned the right to receive any fees as a Director of Core to R&D. During 2000, R&D received no Director fees from Core. Mr. Miller has a beneficial ownership interest in 8,813 shares of the common stock of Core as well as options and warrants to purchase 54,310 shares of the common stock of Core at exercise prices ranging from $3 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership takes into account stock that was previously owned by R&D.

           During 2000, the Company loaned $32,500 to Fluid Light Technologies, Inc. (FLT), bringing its total investment and loans to $232,500. FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. FLT made a product rollout in late fall of 1999 and began selling its product in early 2000. Sales to date have been minimal. The Company owns 512,597 shares of Preferred Stock representing an ownership interest of approximately 5.8% after the closing of FLT's Private Placement in October 1999. Mr. Miller is a director of FLT.

           The Company has made investments totaling $186,000 ($40,000 during fiscal 2000), as a limited partner, in California South Pacific Investors (CSPI) a California Limited Partnership. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. Mr. Femrite is one of five General Partners in CSPI. Messrs. Femrite, Knauf, Krause and Miller are Limited Partners in CSPI.

           During fiscal 2000, the Company made loans totaling $115,000 to HealthCove.Com, Inc. HealthCove.Com is involved in the development and marketing of a national discount healthcare benefits program. Robert Miller and Gregory Edwards are directors of HealthCove.Com.

           In January 1996 the Internal Revenue Service ("IRS") served Mr. Miller with a Notice of Federal Tax Lien with respect to approximately $400,000 in taxes and penalties purportedly owed by Image Data Corp.(IDC), the predecessor company to Core. In connection therewith, the IRS has collected approximately $36,000 from Mr. Miller. In connection with Core's acquisition of the assets of IDC, Core agreed to indemnify and hold Mr. Miller harmless from and against any liabilities relating to or arising out of IDC's business, including taxes and penalties owed by IDC to the IRS. In connection with such indemnity, Core reimbursed Mr. Miller in the approximate amounts of $23,000 during 1997 and $12,000 in 1999. The federal taxes owed by IDC have been settled and paid by Core, and, accordingly, Mr. Miller has no further liability therefore. With respect to Core's settlement of IDC's taxes with the IRS, the IRS required a settlement of not only IDC's tax liability but Mr. Miller's personal tax liability as well. Accordingly, the payment of $182,902 by Core to the IRS resolved both IDC's and Mr. Miller's personal tax liability to the IRS.

The company has made loans to Mr. Miller beginning in 1995. The current loan outstanding, including principal and interest, as of October 31, 2000, is $68,270. The loan is due on January 28, 2001. The Board anticipates extending this loan pursuant to terms and conditions that have not yet been agreed to between Mr. Miller and the Company. The loan bears interest at the rate of 10% per annum and is secured by 20,000 shares of common stock of the registrant owned by Mr. Miller.




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

                               ATHANOR GROUP, INC.




Date         JANUARY 25, 2001         By    /S/  DUANE L. FEMRITE
        --------------------------        -------------------------------------
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


/S/  GREGORY J. EDWARDS                                          1/25/01
------------------------------------                     ----------------------
Gregory J. Edwards, Director                                       Date




/S/      DUANE L. FEMRITE                                       1/25/01
-----------------------------------------------------   -----------------------
Duane L. Femrite, President, Co-Chief Executive                   Date
      Officer, Chief Financial Officer and Director




/S/      EDMUND R. KNAUF, JR.                                   1/25/01
-----------------------------------------------------   -----------------------
Edmund R. Knauf, Jr., Director                                    Date




/S/      RICHARD A. KRAUSE                                       1/25/01
-----------------------------------------------------   -----------------------
Richard A. Krause, Vice President and Director                    Date




/S/      ROBERT W. MILLER                                        1/25/01
-----------------------------------------------------   -----------------------
Robert W. Miller, Chairman of the Board,                          Date
      Co-Chief Executive Officer, Corporate
      Secretary, and Director

                                INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
----------                                      ----------------------

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