Form 10QSB
period 2001-01-31
ATHANOR GROUP INC
filed 2001-03-15
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED JANUARY 31, 2001          COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
696,036 shares as of January 31, 2001.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      JANUARY 31, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)


                                     ASSETS
                                     ------

                                                                2001        2000
                                                              ------      ------
Current Assets:
     Cash                                                     $  148      $  162
     Trade Receivables, Less Allowance
       for Doubtful Accounts of $18,000
       and $20,000                                             2,704       2,838
     Other Receivables                                           163         151

     Inventories:
       Raw Materials                                             716         711
       Work in Progress                                          662         732
       Finished Goods                                          2,041       2,122
                                                              ------      ------
                                                               3,419       3,565

     Prepaid Expenses                                            107          74
     Deferred Income Tax Assets                                  350         350
                                                              ------      ------
          Total Current Assets                                 6,891       7,140


Property, Plant and Equipment, at Cost                         6,035       6,035
     Less Accumulated Depreciation and
        Amortization                                           4,759       4,658
                                                              ------      ------
            Net Property, Plant and Equipment                  1,276       1,377

Investments, at Cost                                             386         386

Other Assets                                                     112         113
                                                              ------      ------

                                                              $8,665      $9,016
                                                              ======      ======



         The accompanying notes are an integral part of these statements
                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      JANUARY 31, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               2001         2000
                                                             ------       ------
Current Liabilities:

     Notes Payable                                           $1,923       $1,600
     Current Portion of Long-Term Debt                          276          342
     Accounts Payable                                         1,294        1,718
     Accrued Expenses                                           837        1,018
                                                             ------       ------

          Total Current Liabilities                           4,330        4,678

Long-Term Debt, Less Current Portion                             42           81

Noncurrent Deferred Income Tax Liability                        131          131

Stockholders' Equity:

     Common Stock                                                 7            7
     Additional Paid-In Capital                                 879          879
     Retained Earnings                                        3,276        3,240
                                                             ------       ------

          Total Stockholders' Equity                          4,162        4,126
                                                             ------       ------


                                                             $8,665       $9,016
                                                             ======       ======










         The accompanying notes are an integral part of these statements
                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                             2001         2000
                                                             ----         ----

Net Sales                                                   $ 5,555     $ 5,753

Cost of Sales                                                 4,844       4,889
                                                            -------     -------

          Gross Profit                                          711         864

Selling, General & Administrative                               687         681
                                                            -------     -------

          Operating Profit                                       24         183


Other Income (Expense)
     Interest Expense                                           (59)        (54)
   Recoveries of advances to Unconsolidated Investee             89         124
     Miscellaneous - Net                                          6           8
                                                            -------     -------


          Earnings Before Income Taxes                           60         261

Income Tax Expense                                               24          69
                                                            -------     -------

          NET EARNINGS                                      $    36     $   192
                                                            =======     =======



Net Earnings Per Common Share:

         Basic and Diluted                                  $  0.05     $  0.27
                                                            =======     =======






         The accompanying notes are an integral part of these statements
                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       THREE MONTHS ENDED JANUARY 31,2001
                                   (THOUSANDS)




                                      COMMON STOCK
                                  (25,000,000 SHARES    ADDITIONAL
                                      AUTHORIZED)        PAID-IN     RETAINED
                                 SHARES    PAR VALUE     CAPITAL     EARNINGS       TOTAL
                                 ------    ---------     -------     --------       -----

Balance at
   October 31, 2000               696       $    7       $  879       $3,240       $4,126


Net Earnings for
  Three Months Ended
   January 31, 2001                                                      36           36

                               ------       ------       ------       ------       ------

                                  696       $    7       $  879       $3,276       $4,162
                               ======       ======       ======       ======       ======










         The accompanying notes are an integral part of these statements
                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 2001      2000
                                                                 ----      ----
Cash Flows From Operating Activities
     Net Earnings                                               $  36     $ 192
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Used) by Operating Activities:
           Depreciation and Amortization                          101        98
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                                134       287
               Inventories                                        146      (277)
               Prepaid Expenses                                   (45)      (26)
               Other                                                1       (51)
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                  (424)      133
               Accrued Liabilities                               (181)       (3)
                                                                -----     -----

     Net Cash Provided (Used) by Operating Activities            (232)      353
                                                                -----     -----

Cash Flows from Investing Activities
     Purchase of Property and Equipment                             0      (136)
                                                                -----     -----

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line of Credit              323      (126)
     Repurchase of Stock                                            0        (6)
     Fractional share dividends                                     0      (126)
     Payments of Long Term Debt                                  (105)     (105)
                                                                -----     -----

     Net Cash Provided (Used) in Financing Activities             218      (363)
                                                                -----     -----

     Net Decrease in Cash                                         (14)     (146)

Cash at Beginning of Year                                         162       616
                                                                -----     -----

Cash at End of Period                                           $ 148     $ 470
                                                                =====     =====

Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                         $  59     $  54
                                                                =====     =====

          Income Taxes Paid                                     $ 121     $ 135
                                                                =====     =====



         The accompanying notes are an integral part of these statements
                   SUBJECT TO AUDITOR'S YEAR END ADJUSTMENTS

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                            January 31, 2001and 2000

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

Basic and diluted earnings per common share are computed by using the weighted average number of common shares outstanding during each period 696,036 shares in 2001 and 703,200 shares in 2000. Diluted earnings per common share is computed by dividing net earnings by the number of weighted average common shares outstanding during the period, including common stock equivalents. Common stock equivalents were anti-dilutive for the periods ended January 31, 2001 and January 31, 2000, and, accordingly, basic and diluted per share is equal.


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

NOTE 6
------

The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments is $386,000.


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


NOTE 8
------

The Company had made outstanding loans, in previous years, in the principal amount of $685,622 to Core Software Technology (Core). As of October 31, 2000, the total amount outstanding from Core was $356.523, which was fully reserved. In November 2000 Core made a final payment of $89,465. In accordance with the terms of the Forbearance Agreement between Core and the Company, the balance of the outstanding loans of $274,248 was converted into common stock of Core at $3 per share or 91,416 shares.


NOTE 9
------

Effective January 31, 2000, the Board of Directors declared two stock splits that had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but were paid in cash based on $2.51 per share (as determined before the two splits). The Company paid a total of $147,168 to fund the fractional shares. The effects of the stock splits have been recorded retroactively in the consolidated financial statements.

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

There were 98,000 options to purchase common stock outstanding as of January 31, 2001, of which 69,500 were exercisable. There were 98,000 options to purchase common stock outstanding as of January 31, 2000, of which 44,500 were exercisable.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Declining sales and profits in the first quarter of fiscal 2001 along with component changes in working capital assets and liabilities, used 232,000 of cash from operating activities. The Company's major component changes in working capital were a reduction in accounts receivable of $134,000 (4%), reduction in inventory of $146,000 (5%) a reduction in accounts payable of $424,000 (25%) and an increase in the working capital line of credit of $323,000 (20%). The Company also reduced long-term debt by $105,000. The Company maintained a very conservation approach on spending during the first quarter due to the uncertainty of the economic climate. This approach allowed the Company to increase working capital by $99,000 or (4%) during the first quarter of 2001 even as sales and profits declined.

The Company did not expend any funds on new equipment during the first three months of 2001. The Company has ordered $150,000 of the new equipment for delivery in the second quarter of fiscal 2001 and anticipates acquiring an additional $200,000 to $300,000 of equipment during the same period. While the first quarter of fiscal 2001 has shown declining sales, the increase in the backlog as of January 2001 coupled with the addition of some new customers, has given rise to the need for additional equipment. The Company is in the process of re-evaluating the need for additional equipment and major repairs for the balance of fiscal 2001.

The Company reduced short and long-term debt by $105,000 with cash provided from operations and utilization of the accounts receivable line of credit. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. At January 2001, the Company had approximately $989,000 available under the working capital line and $550,000 available under the equipment line as compared to $1,400,000 and $550,000, respectively, at October 31, 2000 and $1,207,000 and $550,000, respectively, at January 2000. The Company believes the lines of credit will be adequate to fund the working capital requirements and anticipated equipment purchases in fiscal

2001. The Company's lines of credit terminates in August 2001. The Company has been notified by its lender that it does not intend to extend the Company's line of credit. While the Company has confidence that it will be able to replace its current lender, there are no assurances that the Company will be successful or that the terms and conditions will be as favorable as with the current lender.


RESULTS OF OPERATIONS
---------------------

Sales for the first three months of fiscal 2001 have decreased 3.4% from 2000. If we factor in the sales generated from the decline in inventory, the total decline in sales from production in the first three months rises to 6.7%. The Company had seen signs of a decrease in business activity in the latter parts of the fourth quarter of fiscal 2000 as customers delayed shipments and pushed orders out. The decrease in sales for the first quarter of 2001 seems to be a continuation of the slowdown that the Company experienced in the last months of fiscal 2000. The current business climate is somewhat difficult to define as sales lag, yet the Company's backlog has increased to $10,222,000 at January 2001 compared to $8,946,000 at October 2000 and $9,456,000 at the end of the first quarter of 2000. The best analysis is that customers have not cancelled orders, but have only deferred shipment dates and the Company has been able to attract new business. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. However, the increased backlog is an indication that the Company's current business climate is improving and that the second quarter of fiscal 2001 should produce improved sales.

The Company's operating profit for the three months ended January 2001 was $24,000 as compared to $183,000 for 2000. The difference is partially tied to the 3.4% decrease in sales and partially associated with additional costs incurred by the Company in servicing customers change order requirements. Splitting orders, delaying shipments and making multiple changes to accommodate the many customer requests during the first quarter of 2001 was very costly. Yet it is a service we deem necessary to keep our customers loyal in these ever changing economic times. In addition, the majority of the decrease in sales incurred in the month of December. December is typically a slow month for shipments due to the closing of our facility over the holidays, however, this year sales were exceptionally soft. It is difficult to recover from a very poor month within the timeframe of quarterly reporting.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


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




                                          ATHANOR GROUP, INC.






Date  MARCH 13, 2001                     By /S/ DUANE L. FEMRITE
     ----------------                   ----------------------------------------
                                        Duane L. Femrite
                                        President, Co-Chief Executive Officer,
                                        Chief Financial Officer, and Director