Form 10QSB
period 2001-04-30
ATHANOR GROUP INC
filed 2001-06-14
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED    APRIL 30, 2001         COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


                              ATHANOR GROUP, INC.
                             ---------------------
             (Exact name of registrant as specified in its chapter)

        CALIFORNIA                                      95-2026100
-------------------------------            -------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 incorporation of organization)

             921 EAST CALIFORNIA AVENUE, ONTARIO, CALIFORNIA 91761
            -------------------------------------------------------
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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
696,036 shares as of April 30, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       APRIL 30, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)


                                     ASSETS
                                     ------



                                                                2001       2000
                                                                ----       ----
Current Assets:
     Cash                                                      $  364     $  162
     Trade Receivables, Net of Allowances                       2,989      2,838
     Other Receivables                                            140        151

     Inventories:
       Raw Materials                                              546        711
       Work in Progress                                           513        732
       Finished Goods                                           2,292      2,122
                                                               ------     ------
                                                                3,351      3,565

     Prepaid Expenses                                              76         74
     Deferred Income Tax Asset                                    350        350
                                                               ------     ------
          Total Current Assets                                  7,270      7,140

Property, Plant and Equipment, at Cost                          6,285      6,035
     Less Accumulated Depreciation and Amortization             4,868      4,658
                                                               ------     ------
            Net Property, Plant and Equipment                   1,417      1,377

Investments, at Cost                                              201        386

Other Assets                                                      111        113
                                                               ------     ------

                                                               $8,999     $9,016
                                                               ======     ======






         The accompanying notes are an integral part of these statements



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       APRIL 30, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                              2001        2000
                                                              ----        ----
Current Liabilities:

     Notes Payable                                           $1,878       $1,600
     Current Portion of Long-Term Debt                          658          342
     Accounts Payable                                         1,572        1,718
     Accrued Expenses                                           592        1,018
                                                             ------       ------

          Total Current Liabilities                           4,700        4,678

Long-Term Debt, Less Current Portion                              9           81

Noncurrent Deferred Income Tax Liability                        131          131

Stockholders' Equity:

     Common Stock                                                 7            7
     Additional Paid-In Capital                                 879          879
     Retained Earnings                                        3,273        3,240
                                                             ------       ------

          Total Stockholders' Equity                          4,159        4,126
                                                             ------       ------


                                                             $8,999       $9,016
                                                             ======       ======










         The accompanying notes are an integral part of these statements




                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            2001         2000
                                                            ----         ----

Net Sales                                                  $ 11,489    $ 12,247

Cost of Sales                                                 9,785      10,297
                                                           --------    --------

          Gross Profit                                        1,704       1,950

Selling, General & Administrative                             1,397       1,492
                                                           --------    --------

          Operating Profit                                      307         458


Other Income (Expense)
     Interest Expense                                          (113)       (115)
     Impairment Charge                                         (239)          0
     Recoveries of Advances of Unconsolidated Investee           89         305
     Miscellaneous - Net                                         11           9
                                                           --------    --------

          Earnings Before Income Taxes                           55         657

Income Tax Expense                                               22         206
                                                           --------    --------

          NET EARNINGS                                     $     33    $    451
                                                           ========    ========





Net Earnings Per Common Share:

          Basic and Diluted                                $   0.05    $   0.65
                                                           ========    ========






         The accompanying notes are an integral part of these statements



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          THREE MONTHS ENDED APRIL 30,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                               2001      2000
                                                               ----      ----

Net Sales                                                    $ 5,934    $ 6,494

Cost of Sales                                                  4,941      5,408
                                                             -------    -------

          Gross Profit                                           993      1,086

Selling, General & Administrative                                710        811
                                                             -------    -------

          Operating Profit                                       283        275


Other Income (Expense)
     Interest Expense                                            (54)       (61)
     Impairment Charge                                          (239)         0
     Recoveries of Advances to Unconsolidated Investee             0        181
     Miscellaneous - Net                                           5          1
                                                             -------    -------


          Earnings (Loss) Before Income Taxes                     (5)       396

Income Tax Expense (Benefit)                                      (2)       137
                                                             -------    -------

          NET EARNINGS (LOSS)                                $    (3)   $   259
                                                             =======    =======




Net Earnings Per Common Share:

          Basic and Diluted                                  $  0.00    $  0.37
                                                             =======    =======





         The accompanying notes are an integral part of these statements



                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                          SIX MONTHS ENDED APRIL, 2001
                                   (THOUSANDS)




                                          COMMON STOCK
                                       (25,000,000 SHARES  ADDITIONAL
                                           AUTHORIZED)      PAID-IN    RETAINED
                                       SHARES    AMOUNT     CAPITAL    EARNINGS    TOTAL
                                       ------    ------     -------    --------    -----

Balance at
   October 31, 2000                      696     $    7     $  879     $3,240     $4,126

Net Earnings for
   Six Months Ended
   April 30, 2001                       --         --         --           33         33
                                      ------     ------     ------     ------     ------

Balance at April 30, 2001                696     $    7     $  879     $3,273     $4,159
                                      ======     ======     ======     ======     ======















         The accompanying notes are an integral part of these statements




                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                   (THOUSANDS)
                                                                  2001     2000
                                                                  ----     ----

Cash Flows From Operating Activities
     Net Earnings                                               $  33     $ 451
     Adjustments to Reconcile Net Earnings to Net Cash
          Provided (Used) by Operating Activities:
               Depreciation and Amortization                      210       199
               Impairment Charge                                  239         0
     (Increase) Decrease in Operating Assets:
               Accounts Receivable                               (151)     (264)
               Inventories                                        214      (161)
               Prepaid Expenses                                    (2)       38
               Other                                              (41)       13
     Increase (Decrease) in Operating Liabilities:
               Accounts Payable                                  (146)      506
               Accrued Liabilities                               (426)      (85)
                                                                -----     -----

     Net Cash Provided (Used) by Operating Activities             (70)      697
                                                                -----     -----

Cash Flows from Investing Activities:
     Issuance of Note Receivable                                    0      (100)
     Purchase of Property and Equipment                          (250)     (327)
                                                                -----     -----

     Net Cash Used in Investing Activities                       (250)     (427)
                                                                -----     -----

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit                          278       381
     Repurchase of Stock                                            0       (12)
     Fractional Share Dividends                                     0      (147)
     Borrowings of Long Term Debt                                 405         0
     Payments of Long Term Debt                                  (161)     (212)
                                                                -----     -----

     Net Cash Provided by Financing Activities                    522        10
                                                                -----     -----

     Net Increase in Cash                                         202       280

Cash at Beginning of Year                                         162       616
                                                                -----     -----

Cash at End of Period                                           $ 364     $ 896
                                                                =====     =====



         The accompanying notes are an integral part of these statements



                               ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                           SIX MONTHS ENDED APRIL 30,
                                   (THOUSANDS)

                                                                  2001    2000
                                                                  ----    ----


Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                           $113      $115
                                                                  ====      ====

          Income Taxes Paid                                       $171      $304
                                                                  ====      ====








         The accompanying notes are an integral part of these statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             April 30, 2001 and 2000

NOTE 1

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

The components of basic and diluted earnings per share were as follows:

                                                          2001           2000
                                                          ----           ----
      --------------------------------------------
      Weighted average outstanding shares
      --------------------------------------------
             of common stock - basic                    696,036         699,502
      --------------------------------------------
      Dilutive effect of employee stock options               0           2,483
      --------------------------------------------

      --------------------------------------------     ----------     ----------
      Common stock and common stock
      --------------------------------------------
             equivalents - diluted                      696,036         701,985
      --------------------------------------------     ==========     ==========

NOTE 4

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

NOTE 6

The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments, as of April 30 2001, is $201,000. In the second quarter of fiscal 2001, the Company wrote off its investment in Fluid Light Technologies (FLT), in the amount of $239,000. FLT has been unable to secure the additional financing it needed to complete its business plan. FLT has closed its offices and is attempting to sell its technology. The current market for financing of start up companies has become extremely difficult, especially with all the failures of Internet related businesses.

NOTE 7

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

NOTE 8

The Company had made outstanding loans, in previous years, in the principal amount of $685,622 to Core Software Technology (Core). As of October 31, 2000, the total amount outstanding from Core was $356,523, which was fully reserved. In November 2000 Core made a final payment of $89,465. In accordance with the terms of the Forbearance Agreement between Core and the Company, the balance of the outstanding loans of $274,248 was converted into common stock of Core at $3 per share or 91,416 shares.

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

There were 98,000 options to purchase common stock outstanding as of April 30, 2001 of which 69,500 were exercisable. There were 98,000 options to purchase common stock outstanding as of April 30, 2000, of which 44,500 were exercisable.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $108,000, or (4%), during the first six months of Fiscal 2001. The major component changes in working capital were an increase in accounts receivable of $151,000 (5%), reduction in inventory of $214,000 (6%) a reduction in accounts payable of $146,000 (8%) an increase in the working capital line of credit of $278,000 (17%) and a reduction of accrued liabilities of $426,000 (42%). The Company continued to maintain a conservative approach on spending during the second quarter of fiscal 2001 due to the uncertainty of the economic climate. This cautious spending program and the improved operating profit in the second quarter, accounted for the vast majority of the increase in working capital.

The Company increased short and long-term debt by $244,000. This increase included new equipment loans of $405,000 and payments of $161,000. The increase in debt included an equipment loan of $200,000, whereby the Company utilized its equipment line of credit to finance equipment originally purchased in fiscal 2000 with operating capital. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. The equipment line terminated on April 30, 2001. At April 2001, the Company had approximately $1,122,000 available under the working capital line and $0 available under the equipment line as compared to $1,400,000 and $550,000, respectively, at October 31, 2000 and $1,021,000 and $550,000,
respectively, at January 2000. The Company's working capital line of credit terminates in August 2001. The Company has been notified by its lender that it does not intend to extend the Company's line of credit. The Company has therefore classified all debt associated with its lines of credit as current debt. While the Company has confidence that it will be able to replace its current lender, there are no assurances that the Company will be successful or that the terms and conditions will be as favorable as with the current lender.

The Company purchased $250,000 of new equipment during the first six months of 2001. The Company financed $205,000 of the equipment purchased and also utilized the equipment line of credit to finance $200,000 of equipment originally purchased in fiscal 2000. The Company anticipates acquiring an additional $200,000 to $300,000 of equipment during the balance of the fiscal year. While the first six months of fiscal 2001 has shown declining sales, the increase in the backlog as of April 2001 coupled with the addition of some new customers, has given rise to the need for additional equipment to satisfy those specific requirements. The Company is in the process of re-evaluating the need for additional equipment and major repairs for the balance of fiscal 2001.


RESULTS OF OPERATIONS

Sales for the first six months and three months ended April 2001 have decreased 6% and 9% respectively from 2000. The Company had seen signs of a decrease in business activity in the latter parts of the fourth quarter of fiscal 2000 as customers delayed shipments and pushed orders out. The decrease in sales for the first six months of 2001 seems to be a continuation of the slowdown that the Company experienced in the last months of fiscal 2000. The current business climate is somewhat difficult to define as sales lag, yet the Company's backlog has increased to $10,109,000 at April 2001 compared to $8,946,000 at October 2000. The best analysis is that customers have not cancelled orders, but have only deferred shipment dates and the Company has been able to attract new business. In addition, a substantial portion of the new business is long-term contracts. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. While the continued strength of the Company's backlog is a positive sign, decreasing sales and customers continually delaying production and shipment of orders, lead us to believe the current weakness in the economy will continue for at least the next quarter.

The Company's operating profit for the six months and three months ended April 2001 of $307,000 and $283,000 respectively, as compared to $458,000 and $275,000 for 2000, are a direct reflection of the decrease in sales during 2001. The difference is partially tied to the decrease in sales and partially associated with additional costs incurred by the Company in servicing customers change order requirements. Splitting orders, delaying shipments and making multiple changes to accommodate the many customer requests during the first quarter of 2001 was very costly. Yet it is a service we deem necessary to keep our customers loyal in these ever changing economic times. During the second quarter of fiscal 2001, even with lower sales, the Company was better prepared to deal with the varying customer change orders and delays and was therefore able to reduce the costs associated with those changes.

In the second quarter of fiscal 2001, the Company wrote off its investment in Fluid Light Technologies (FLT), in the amount of $239,000. FLT has been unable to secure the additional financing it needed to complete its business plan. FLT has closed its offices and is attempting to sell its technology. The current market for financing of start up companies has become extremely difficult, especially with all the failures of Internet related businesses. During fiscal 2001, the Company had a profit of $89,465 (before tax) from the recovery of loans, made to Core Software, which had been fully reserved in previous years.

FORWARD-LOOKING STATEMENTS

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

           (a)   The annual meeting of registrant was held April 30, 2001.

           (b) At the annual meeting, the following individuals were elected to the Board of Directors:

                                  Gregory J. Edwards
                                  Duane L. Femrite
                                  Richard A. Krause
                                  Robert W. Miller
                                  Earl L. Yager




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




                                      ATHANOR GROUP, INC.






Date         JUNE 13, 2001            By     /S/ DUANE L. FEMRITE
     -----------------------              --------------------------------------
                                          Duane L. Femrite
                                          President, Co-Chief Executive Officer,
                                          Chief Financial Officer, and Director