Form 10QSB
period 2001-07-31
ATHANOR GROUP INC
filed 2001-09-13
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED      JULY 31, 2001         COMMISSION FILE NUMBER 046831 40 0
                 ---------------------------------------------------------------


                               ATHANOR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

            CALIFORNIA                                   95-2026100
--------------------------------         ---------------------------------------
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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
696,036 shares as of July 31, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)



                                     ASSETS


                                                                2001       2000
                                                                ----       ----
Current Assets:
     Cash                                                      $  254     $  162
     Trade receivables, net of allowances                       3,068      2,838
     Other receivables                                            150        151

     Inventories:
       Raw materials                                              541        711
       Work in progress                                           533        732
       Finished goods                                           1,797      2,122
                                                               ------     ------
                                                                2,871      3,565

     Prepaid expenses                                              82         74
     Deferred income tax asset                                    350        350
                                                               ------     ------
          Total current assets                                  6,775      7,140


Property, plant and equipment, at cost                          6,294      6,035
     Less accumulated depreciation and amortization             4,968      4,658
                                                               ------     ------
            Net property, plant and equipment                   1,326      1,377

Investments, at cost                                              216        386

Other assets                                                      109        113
                                                               ------     ------

                                                               $8,426     $9,016
                                                               ======     ======




        The accompanying notes are an integral part of these statements.




                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JULY 31, 2001 AND OCTOBER 31, 2000
                                   (THOUSANDS)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             2001          2000
                                                             ----          ----
Current liabilities:

     Notes payable                                          $1,543        $1,600
     Current portion of long-term debt                         603           342
     Accounts payable                                        1,378         1,718
     Accrued expenses                                          557         1,018
                                                            ------        ------

          Total current liabilities                          4,081         4,678

Long-term debt, less current portion                             0            81

Deferred income tax liability                                  131           131

Stockholders' equity:

     Common stock                                                7             7
     Additional paid-in capital                                879           879
     Retained earnings                                       3,328         3,240
                                                            ------        ------

          Total stockholders' equity                         4,214         4,126
                                                            ------        ------


                                                            $8,426        $9,016
                                                            ======        ======









        The accompanying notes are an integral part of these statements.



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                             2001          2000
                                                             ----          ----

Net sales                                                  $ 17,282    $ 18,423

Cost of sales                                                14,720      15,475
                                                           --------    --------

          Gross profit                                        2,562       2,948

Selling, general & administrative                             2,114       2,229
                                                           --------    --------

          Operating profit                                      448         719


Other income (expense)
     Interest expense                                          (160)       (177)
     Impairment charge                                         (239)          0
     Recoveries of advances to unconsolidated investee           89         396
     Miscellaneous - net                                         11           9
                                                           --------    --------

          Earnings before income taxes                          149         947

Income tax expense                                               61         346
                                                           --------    --------

          Net earnings                                     $     88    $    601
                                                           ========    ========




Net earnings per common share:

          Basic                                            $   0.13    $   0.86
                                                           ========    ========

          Diluted                                          $   0.13    $   0.85
                                                           ========    ========



        The accompanying notes are an integral part of these statements.



                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JULY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                               2001       2000
                                                               ----       ----

Net sales                                                    $ 5,793    $ 6,176

Cost of sales                                                  4,935      5,178
                                                             -------    -------

          Gross profit                                           858        998

Selling, general & administrative                                717        737
                                                             -------    -------

          Operating profit                                       141        261


Other income (expense)
     Interest expense                                            (47)       (62)
     Recoveries of advances to unconsolidated investee             0         91
                                                             -------    -------

          Earnings before income taxes                            94        290

Income tax expense                                                39        140
                                                             -------    -------

          Net earnings                                       $    55    $   150
                                                             =======    =======






Net earnings per common share:

          Basic and diluted                                  $  0.08    $  0.21
                                                             =======    =======





        The accompanying notes are an integral part of these statements.



                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                          NINE MONTHS ENDED JULY, 2001
                                   (THOUSANDS)




                                        Common Stock
                                     (25,000,000 Shares     Additional
                                        Authorized)          Paid-In     Retained
                                   Shares     Par Value      Capital     Earnings      Total
                                   ------     ---------      -------     --------      -----

Balance at
   October 31, 2000                  696       $    7       $  879       $3,240       $4,126

Net Earnings for
   nine months ended
   July 31, 2001                      88           88


                                  ------       ------       ------       ------       ------

Balance at
   July 31, 2001                     696       $    7       $  879       $3,328       $4,214
                                  ======       ======       ======       ======       ======










        The accompanying notes are an integral part of these statements.




                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                                 2001      2000
                                                                 ----      ----
Cash flows from operating activities
     Net earnings                                               $  88     $ 601
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation and amortization                          310       301
           Impairment charge                                      239         0
     Change in operating assets and liabilities:
           Accounts receivable                                   (230)       86
           Inventories                                            694      (119)
           Prepaid expenses and other assets                       (7)        7
           Other                                                  (65)      (19)
           Accounts payable                                      (340)       66
           Accrued liabilities                                   (461)      (55)
           Income taxes payable
                                                                -----     -----

     Net cash provided by operating activities                    228       868
                                                                -----     -----

Cash flows from investing activities:
     Purchase of property and equipment                          (259)     (334)
     Issuance of notes receivable to related parties                0      (115)
                                                                -----     -----

     Net cash used in investing activities                       (259)     (449)
                                                                -----     -----

Cash flows from financing activities:
     Net of borrowings (repayments) under line of credit          (57)       38
     Repurchase of common stock                                     0       (12)
     Fractional Share Dividends                                     0      (155)
     Borrowings of Long Term Debt                                 405         0
     Payments of Long Term Debt                                  (225)     (320)
                                                                -----     -----

     Net provided by (used in) in financing activities            123      (449)
                                                                -----     -----

     Net increase (decrease) in cash                               92       (30)

Cash at beginning of year                                         162       616
                                                                -----     -----

Cash at end of year                                             $ 254     $ 586
                                                                =====     =====




                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T.)
                                   (UNAUDITED)
                           NINE MONTHS ENDED JULY 31,
                                   (THOUSANDS)

                                                                  2001     2000
                                                                  ----     ----

Supplemental disclosures of cash flow information:
          Interest paid                                           $160      $177
          Income taxes paid                                        171       381
                                                                  ====      ====










        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             July 31, 2001 and 2000

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

Basic net earnings per share represents net earnings available to common stockholders divided by the weighted average shares outstanding excluding all common stock equivalents. Diluted net earnings per share reflects the dilutive effects of all common stock equivalents.

The components of basic and diluted net earnings per share were as follows:


                                                THREE MONTHS       NINE MONTHS
                                                 ENDED 7/31        ENDED 7/31
                                             -----------------   -------------
                                              2001      2000      2001      2000
                                              ----      ----      ----      ----
Weighted average outstanding
     shares of common stock - basic         696,036   697,703   696,036   697,703

Dilutive effect of employee stock options         0    14,574         0     9,104

                                            -------   -------   -------   -------
Common stock and common
     stock equivalents - diluted            696,036   712,277   696,036   708,007
                                            =======   =======   =======   =======


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

NOTE 6

The Company accounts for its investments in minority-owned companies on the cost method. The carrying value of all such investments, as of July 31, 2001, is $216,000. In the second quarter of fiscal 2001, the Company wrote off its investment in Fluid Light Technologies (FLT), in the amount of $239,000. FLT has been unable to secure the additional financing it needed to complete its business plan. FLT has closed its offices and is attempting to sell its technology. The current market for financing of start up companies has become extremely difficult, especially with all the failures of Internet related businesses.

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

There were 98,000 options to purchase common stock outstanding as of July 31, 2001 of which 92,750 were exercisable. There were 98,000 options to purchase common stock outstanding as of July 31, 2000, of which 64,250 were exercisable.


NOTE 11

RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, BUSINESS COMBINATIONS (Statement 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (Statement 142). These statements apply to accounting for business combinations initiated after June 30, 2001 and for the purchased goodwill and other intangible assets that arise from business combinations or are acquired otherwise. In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Application of Statements 141, 142 and 143 are not expected to have a material effect on our financial reporting.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $232,000, or (9%), during the first nine months of Fiscal 2001. The major component changes in working capital were an increase in accounts receivable of $230,000 (8%), reduction in inventory of $694,000 (20%) a reduction in accounts payable of $340,000 (20%), a reduction of accrued liabilities of $461,000 (45%) and an increase in the current portion of long term debt of $261,000 (76%). The Company continued to maintain a conservative approach on spending during the third quarter of fiscal 2001 due to the uncertainty of the economic climate. This cautious spending program, along with the reduction in inventory and lower payables due to reduced sales volume in the quarter, accounted for the vast majority of the increase in working capital.

The Company increased short and long-term debt by $180,000. This increase included new equipment loans of $405,000 and payments of $225,000. The increase in debt included an equipment loan of $200,000, whereby the Company utilized its equipment line of credit to finance equipment originally purchased in fiscal 2000 with operating capital. In July 1999, the Company completed an amendment to its credit agreement, which extended the agreement to August 2001 and increased the total line availability to $4,233,333; $3,000,000 for working capital, a $483,333 long-term machinery and equipment loan, and a $750,000 line for the acquisition of additional equipment. The equipment line must be used in increments of a minimum of $100,000 and shall not exceed 100% of the purchase price of equipment. The equipment line terminated on April 30, 2001. At July 31, 2001, the Company had approximately $1,436,000 available under the working capital line and $0 available under the equipment line as compared to $1,400,000 and $550,000, respectively, at October 31, 2000 and $1,348,000 and $550,000,
respectively, at July 31, 2000. The Company's working capital line of credit terminates in August 2001. The Company has been notified by its lender that it does not intend to extend the Company's line of credit. The Company has therefore classified all debt associated with its lines of credit as current debt. During September 2001, the Company was successful in obtaining financing from a new lender. The new loan agreement, through March 2003, has a total line availability of $4,700,000, $3,000,000 for working capital a $1,000,000 long-term machinery and equipment loan, and a $700,000 line for the acquisition of additional equipment. Interest on borrowings under the new line of credit will be payable at prime or LIBOR on the working capital line and prime on the long-term machinery and equipment loan.

The Company purchased $259,000 of new equipment during the first nine months of 2001. The Company financed $205,000 of the equipment purchased and also utilized the equipment line of credit to finance $200,000 of equipment originally purchased in fiscal 2000. The Company anticipates acquiring an additional $200,000 to $300,000 of equipment during the balance of the fiscal year. While the first nine months of fiscal 2001 has shown declining sales, the stable backlog coupled with the addition of some new customers, has given rise to the need for additional equipment to satisfy those specific requirements. The Company is continuing the process of re-evaluating the need for additional equipment and major repairs for the balance of fiscal 2001and early fiscal 2002.


RESULTS OF OPERATIONS

Sales for the first nine months and three months ended July 2001 have decreased 6% respectively from 2000. The Company had seen signs of a decrease in business activity in the latter parts of the fourth quarter of fiscal 2000 as customers delayed shipments and pushed orders out. The decrease in sales for the first nine months of 2001 seems to be a continuation of the slowdown that the Company experienced in the last months of fiscal 2000. The current business climate is somewhat difficult to define as sales lag, yet the Company's backlog has continued to remain stable at $9,512,000 at July 2001 compared to $8,946,000 at October 2000 and $9,520,000 at July 2000. The best analysis is that customers have not cancelled orders, but have only deferred shipment dates and the Company has been able to attract new business. In addition, a substantial portion of the new business is long-term contracts. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery changes. There is no assurance that the total backlog will result in completed sales. However, the Company has not experienced significant cancellations in its recent past. It is difficult at this juncture to determine the state of the economy and the Company's market. While the continued strength of the Company's backlog is a positive sign, decreasing sales and customers continually delaying production and shipment of orders, lead us to believe the current weakness in the economy will continue for at least the next quarter.

The Company's decrease in operating profit for the nine months and three months ended July 2001 of $448,000 and $141,000 respectively, as compared to $719,000 and $261,000 for 2000 and the reduction in the gross profit margin to 15% in 2001 from 16 % in 2000 are a direct reflection of the decrease in sales during 2001. The difference is partially tied to the decrease in sales and partially associated with additional costs incurred by the Company in servicing customers change order requirements. Splitting orders, delaying shipments and making multiple changes to accommodate the many customer requests during 2001 has been very costly. Yet it is a service we deem necessary to keep our customers loyal in these ever changing economic times. During the second and third quarter of fiscal 2001, even with lower sales, the Company has been better prepared to deal with the varying customer change orders and delays and has therefore been able to reduce the costs associated with those changes.

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




                                          ATHANOR GROUP, INC.




Date SEPTEMBER 11, 2001             By  /S/ DUANE L. FEMRITE
     ------------------                ---------------------
                                       Duane L. Femrite
                                       President, Co-Chief Executive Officer,
                                       Chief Financial Officer, and Director