Form 10KSB
period 2001-10-31
ATHANOR GROUP INC
filed 2002-02-13
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB


X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001, or

___Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number              2-63481
                             --------------------
                              ATHANOR GROUP, INC.
                             --------------------
           (Name of small business issuer as specified in its charter)

               CALIFORNIA                                  95-2026100
-------------------------------                   ------------------------------
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
                        Yes    X             No
                            ------       --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

Issuer's revenues for its most recent fiscal year were $22,601,996.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 amounted to $2,039,613.

The registrant had 696,036 shares of common stock outstanding as of December 31, 2001.

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

           Many of the Company's customers are increasingly competing in the global market. The Company, in its continuing effort to maintain a partner-like working relationship with these customers, has pursued a world class quality program based on the internationally recognized ISO 9000 standard. This not only supports the strategic direction of the Company's customer base, but also enhances the Company's appeal to potential new customers. The process started in early fiscal 1998 and was completed in February 1999 when Alger's Ontario, California facility passed its certifying audit. Alger received its ISO Certificate in March 1999 and has passed bi-annual surveillance audits. Alger is currently in the process of updating its Operations System to conform to the new ISO 9001:2000 requirements. The Company anticipates completion of the ISO 9001-2000 Certification process in April 2002.

           Additionally, in today's competitive marketplace, customers are requiring the Company to comply with a variety of delivery demands. These include "Just in Time" (JIT), Kan-Ban and "Ship to Stock" requirements. The Company's ability to adapt to the varying demands of its customers allows the Company to remain a leader in its industry. The Company's fully integrated software system has the ability to purchase and schedule materials in conjunction with the manufacturing process. The Company continues to expend substantial resources and time in an effort to make sure the fully integrated software system meets all its current and anticipated future requirements, including the goals and objectives of the Company as set forth in its ISO 9002 Quality Manual. These goals and objectives, which are continuously monitored, include profitability, inventory levels, backlog, quality, delivery, and work environment.

           An additional benefit of the manufacturing software system is the ability to generate backlog figures in various forms. In the past, the Company's system was designed to only generate unproduced backlog amounts. As of October 31, 2001, the Company's total backlog amounted to approximately $7,079,000 of anticipated gross sales from projects on which customers have authorized work to commence during the fiscal year 2002. In the normal course of business, some backlog orders are inevitably cancelled or the time of delivery is changed. There is no assurance that the total backlog will result in completed sales. The Company's backlog, as of October 31, for the past three years was as follows:
2000 - $8,945,000, 1999 - $8,424,000, 1998 - $6,986,000.

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

           EMPLOYEES

           The Company and its subsidiaries employed, on a full-time basis, one hundred and sixty-five (160) persons on October 31, 2001, of which fourteen (14) were general and administrative, four (4) were in marketing and sales, and one hundred and forty-seven (142) were production personnel. In December 2001, the Company closed its Arizona facility which employed 18 full time persons, all production personnel.

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

           ENVIRONMENTAL

           During 1992, perchloroethylene was found in the near surface unsaturated soil below the Alger manufacturing facility. In 1998, the Company hired an environmental engineer to start the process of further investigation of the site. The additional testing showed that the perchloroethylene was deeper and in higher concentrations than originally projected. Based on this testing, an additional provision of $200,000 was added in 1999, increasing the total estimated provision to $465,622 less $173,341 ($124,634 in fiscal 2000) expended, leaving a balance of $292,281 as of October 31, 2000. The Company's environmental engineering firm had stated that it would be unable to give a better estimate of the cost of remediation until the system has been in operation for approximately six months.

           The Company submitted a plan of remediation to the lead government agency based on the testing performed by the independent environmental engineer. After some additional testing and revisions to the company's plan of remediation, the agency approved the remediation plan. The Company started remediation in October 2000.

           During 2001, the Company's independent environmental engineer, after having the remediation system in operation for approximately one year, has estimated the total cost for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report at $600,000 to $727,000 depending on additional testing requirements from the local agencies, if any. Based on this further analysis by the engineers as of November 13, 2001, an additional provision of $150,000 was added in the fourth quarter of 2001, bringing the total estimated provision to $615,622 less $388,264 ($214,923 in fiscal 2001) expended to date, leaving a balance of $227,358 as of October 31, 2001. It is estimated that the balance of the costs associated with the remediation will be expended over twelve to eighteen months. The cost estimate is based on the use of one vapor extraction system with five wells to effectively remediate the entire plume in addition to all impacted soils within an eighty-foot radius of each well and up to two hundred feet below grade surface. The Company is currently unable to determine whether this level of remediation and cost will be sufficient.

           SALES PRACTICES

           Historically, the majority of the company's customer base is located in the western United States. However, in the last few years the Company has continued to expand outside of its traditional territory. Sales in the Midwest and Southern portion of the United States have shown steady growth. Sales in the Southern California region are handled by the Company's sales department, while the balance of the country is handled through manufacturers' representatives. The Company currently uses seven (7) manufacturers' representatives located throughout the Western, Midwest, and Southern regions of the United States. The geographical distribution of the Company's sales during the fiscal years ended October 31, 2001, 2000, and 1999 was as follows:

                      DOLLAR AMOUNT OF TOTAL SALES (000'S)

                                        2001              2000            1999
                                        ----              ----            ----

         California                 $  6,386          $  6,182        $  5,979
         Other Western States          5,300             4,046           3,363
         All Others                    7,598            10,322           9,310
         Scrap                         3,318             3,796           3,217
                                    ---------         ---------       ---------
                                    $  22,602         $  24,346       $  21,869
                                    =========         =========       =========


                            PERCENTAGE OF TOTAL SALES

                                             2001           2000          1999
                                             ----           ----          ----

             California                       28%            25%           27%
             Other Western States             23             17            15
             All Others                       34             42            43
             Scrap                            15             16            15
                                              --             --            --
                                             100%           100%          100%

           Export sales have never been, nor are they anticipated to be, a significant part of the Company's business. During the fiscal years ended October 31, 2001, 2000, and 1999, foreign sales represented less than one-half of one per cent of total sales.

           The Company believes that its sales effort outside of its local sales territories, specifically Southern California, is unique to the screw machine industry, since generally screw machine companies are localized in their sales and operations. The addition of qualified manufacturers' representatives is, and has been for many years, an integral part of the Company's strategy for continued growth outside of these traditional sales territories.

           The Company uses many methods to advertise its capabilities including sales brochures, directory advertising, and trade shows. The Company also uses a web site, the latest vehicle for visual communication. The site has proven to be an excellent sales tool to communicate the Company's capabilities. A prospective customer, as well as existing customers, have the opportunity to see the inside workings of the Company's manufacturing facilities and to generate a sense of confidence in the Company's ability to produce a product to the customer's required specifications and quantities. Alger's capabilities can be viewed using http://www.alger1.com.

           CUSTOMERS

           The Company manufactures parts for a variety of customers. During 2001 there was one customer, from multiple divisions, which accounted for approximately 12% of the Company's consolidated sales. The Company does not believe that the loss of this customer would have a material adverse effect on its overall operations. The products associated with this customer require substantial outside processing and the actual utilization on the Company's facilities required for this customer is substantially less than 10%.

           During 2001, less than 1% of the Company's business was government related.


ITEM 2.         DESCRIPTION OF PROPERTY

           PROPERTIES

           The Company and its subsidiary, Alger, lease office and manufacturing space in Ontario, California. Alger leases two manufacturing facilities: 35,600 square feet and 24,447 square feet in Ontario on leases ending September 2002. A 15,700 square foot lease in Glendale, Arizona ended on October 2001. The Company leases the above properties at rates ranging from $.31 triple net to $.41 gross per square foot. The Company is in the process of negotiating two-year extensions on its two Ontario facilities. The Company decided not to extend the lease on its Glendale Arizona facility and has closed this facility effective December 31, 2001. The Company believes that its remaining manufacturing facilities are adequate for the current operations. The Company uses office space at the Ontario facility to house its corporate office.

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

                               MARKET INFORMATION

              12/31/01            9/30/01          6/30/01             3/31/01
              --------            -------          -------             -------
   Ask         7.00                7.00             6.00                  6.25
   Bid         3.70                2.75             2.75                  3.00

              12/31/00            9/30/00          6/30/00             3/31/00
              --------            -------          -------             -------
   Ask         6.50                7.13             7.50                  9.00
   Bid         4.50                3.44             3.69                  3.25

              12/31/99*           9/30/99*         6/30/99*            3/31/99*
              --------            -------          -------             -------
   Ask         6.50                6.94             7.38                  4.25
   Bid         5.75                4.06             3.75                  3.00

              12/31/98*           9/30/98*         6/30/98*            3/31/98*
              --------            -------          -------             -------
   Ask         7.19                6.50             5.75                 4.75
   Bid         3.31                3.31             3.63                 3.50


           As of December 31, 2001, the approximate number of shareholders of record of common shares was 41.

           No dividends were declared during the fiscal year ended October 31, 2001, on the Company's common stock. The Company does not plan to pay dividends on its common stock in the foreseeable future and anticipates that any future earnings will be retained to support the Company's business.

           *Adjusted to reflect the Company's 1 for 2 reverse stock split of shares of common stock, effective January 31, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

           The following table summarizes the changes in working capital for the fiscal years 2001, 2000, and 1999 (Thousands of Dollars).

                                     2001             2000            1999
                                     ----             ----            ----

         Current Assets            $    6,851       $    7,140      $    6,822
         Current Liabilities       $    3,371       $    4,678      $    4,718
         Working Capital           $    3,480       $    2,462      $    2,104


         FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001, AS COMPARED TO THE
                       FISCAL YEAR ENDED OCTOBER 31, 2000

           Fiscal 2001 was a year of transition from a robust economy to a slowing economy and uncertainty. While the Company experienced a reasonable year in sales and operating profits, the uncertainty created from all the events of 2001 leave a major question as to the near term future. The Company reacted quickly to the changing economic environment, as it controlled costs, reduced inventory and refinanced its line of credit with a new lender. The net effect was an increase in working capital of approximately $1,019,000. Major changes were an increase in cash of $265,000, a decrease in inventory of $551,000 (16%), a decrease in working capital line of $674,000 (42%), a decrease in accrued liabilities of $252,000 (31%) (mostly related to accrued salaries and wages), and the decrease in taxes payable of $205,000 (95%).

           With both sales and profits declining during fiscal 2001, the Company continued on the course of making only strategic and necessary equipment purchases. In addition, all equipment purchases made in fiscal 2001 were financed with cash from operations and the utilization of the Company's equipment line of credit. During fiscal 2001, the Company purchased $372,000 of equipment as compared to $382,000 in 2000 and $298,000 in 1999. The Company currently has no equipment on order. In December 2001, the Company decided to close its Glendale Arizona facility after evaluating the effects of the slowing economy and the change in customer requirements and demands. The facility closing leaves the Company with excess equipment that can be incorporated into the Ontario facility or sold/traded for equipment to meet specific needs. Considering the state of the economy, the Company will move very cautiously before making these decisions. The Company has estimated that it will cost approximately $80,000, in fiscal 2002, to close the Arizona facility, including relocation of all the equipment, severance pay for employees and management and required repairs on the leased property.

           In August 2001, the Company completed a $4,700,000 Loan Agreement (the Agreement), with a new lending institution, for working capital, long term financing and a new equipment line of credit. The Agreement provides for a working capital line of credit of $3,000,000, a term loan of $1,000,000 (payable over 60 months) and a new equipment line of credit for $700,000. The Agreement is collateralized by substantially all of the assets of Alger, expires on March 31, 2003, and is guaranteed by the Company. Interest on borrowings under the working capital line of credit are payable at prime or LIBOR plus 2.25%, interest on the term loan is payable at prime. The net effect of the refinancing was to increase working capital by approximately $550,000 as the Company increased its long-term debt and reduced the current working capital line. At October 2001, the Company had approximately $1,923,000, based upon borrowing base limitations, available under the working capital line and $700,000 available under the equipment line as compared to $1,400,000 and $550,000, respectively, at October 2000. Management believes the Company's credit agreement is adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 2002.

           During 2001, the Company used $91,000 of cash provided from operations and its line of credit to loan $6,000 to Fluid Light Technologies, Inc. (FLT), bringing its total investment and loans to $238,500, make loans to Healthcove.com in the amount of $50,000, bringing the total to $165,000 and increase its Limited Partnership interest In California South Pacific Investors
(CSPI) by $35,000, for a total investment of $221,000. FLT is in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. Healthcove.com is a healthcare discount club that gives underinsured users buying power for prescription drugs, prescription eyeglasses, hearing and dental care and a healthcare credit card. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. All three are development stage companies with little or no revenue. During fiscal 2001 the Company wrote off its investment in FLT after the President of FLT issued a notification that FLT was closing its offices and attempting to sell its technology. As of October 31, 2001, FLT has been unsuccessful in its attempts to sell the technology and indicates it has no current prospects. While the company feels that the remaining investments have tremendous potential, the Company has made no commitments beyond the investments already made. The investment has been accounted for under the cost method.

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000, AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1999

           Fiscal 2000 continued the recovery the Company experienced during the last six months of 1999 as both sales and profits increased. The net effect was an improvement in working capital of $358,000. Major component changes were a decrease in cash of $454,000, increase in inventory of $482,000 (16%), increase in notes receivable of $148,000, decrease in environmental reserve of $123,000 (30%) and a decrease in the current portion of long-term debt of $85,000 (20%).

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

           Effective January 31, 2000, the Board of Directors declared two stock splits which had been authorized by the shareholders through a Consent Statement in January 2000. A one for eight hundred reverse stock split followed by a four hundred for one stock split. The net effect of these two splits is a 1 for 2 reverse stock split, except for the provisions for payment for fractional shares. Fractional shares resulting from the reverse split were not issued, but were paid in cash based on $2.51 per share (as determined before the two splits). The Company paid a total of $147,168, as of October 2000, to fund the fractional shares.


RESULTS OF OPERATIONS

           The following table summarizes the results of operations for the fiscal years 2001, 2000, and 1999 (Thousands of Dollars):

                                       2001            2000           1999
                                       ----            ----           ----

       Sales - Parts                  $ 19,284       $ 20,550       $ 18,652
       Sales - Scrap                  $  3,318       $  3,796       $  3,217
       Total Sales                    $ 22,602       $ 24,346       $ 21,869
       Cost of Sales                  $ 19,152       $ 20,328       $ 18,587
       Earnings from Operations       $    502       $  1,098       $    444
       Net Earnings                   $     85       $    845       $     45


           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2000

           Fiscal 2001 showed a fairly steady decline in the economy and the Company's sales, profits and backlog. Sales of parts decreased 6% and sales of scrap decreased 13%. Sales of scrap show a larger percentage decrease due to a reduction in raw material prices during the fiscal year. Some of the raw materials used by the Company to produce parts, experienced price reductions during fiscal 2001 of up to 16%. In addition, scrap sales associated with those materials experienced price reductions of 13%. Total sales decreases of 7%, due to lower sales of parts and a reduction in raw materials and scrap prices, were spread fairly evenly throughout fiscal 2001. While sales decreases were fairly consistent, the Company's backlog has shown major fluctuations during the fiscal year, going from $8,946,000 at October 31, 2000 to $10,222,000 at January 31, 2001 and dropping to $7,079,000 at October 31, 2001. The Company experienced some order cancellations, late in the year, as customers struggled with the declining economy and the uncertainty associated with the aftermath of September
11. Based on this uncertainty and the rapid decline in the backlog, the Company anticipates further reductions in sales and profits during the first six months of fiscal 2002.

           The Company's operating profits decreased $596,000 to $502,000, a 54% decrease from 2000. The 7% decrease in sales during fiscal 2001, the continuing increase in labor benefits (medical and workmen's compensation) costs of approximately $73,000 (16%), the additional environmental remediation reserve of $150,000, write off of investments and the inability to pass on cost increases due to the soft economy were the main factors for the decrease in profits.

           During 2001 the Company's independent environmental engineer, after having the remediation system in operation for approximately one year, has estimated the total cost for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report at $600,000 to $727,000 depending on additional testing requirements from the local agencies, if any. Based on this further analysis an additional provision of $150,000 was added in 2001, bringing the total estimated provision to $615,622 less $388,264 ($214,923 in fiscal 2001) expended to date, leaving a balance of $227,358 as of October 31, 2001. It is estimated that the balance of the costs associated with the remediation will be expended over twelve to eighteen months. The cost estimate is based on the use of one vapor extraction system with five wells to effectively remediate the entire plume in addition to all impacted soils within an eighty-foot radius of each well and up to two hundred feet below grade surface.

           During fiscal 2001, Core Software Technology ("Core") repaid $89,465 of principal and interest. The result was a profit of $89,465 from the recovery of loans made to Core that had been fully reserved in previous years.

           In April 2001, the Company wrote off its entire investment and loan balance of $238,500 in Fluid Light Technologies (FLT), after the President of FLT issued a notification that FLT was closing its offices and attempting to sell its technology. As of October 31, 2001, FLT has been unsuccessful in its attempts to sell the technology and indicates it has no current prospects.

           Interest expense decreased 17% in 2001 as compared to 2000. The main contributing factors are the prime rate reductions during the year, reduced borrowing for capital expenditures and reduced borrowing on the working capital line of credit. Due to decreased sales and a slowing economy, the Company made a concerted effort to reduce inventory thereby increasing cash flow and reducing the need for borrowing under its working capital line. In addition, the Company has made only limited capital expenditures in the last several years, reducing equipment loans by over $963,000 in the last three years.

           The effective tax rate for 2001 increased to 48% from 33% in 2000. The major component of the increase was a 9% decrease in 2000 due to the reversal of a deferred tax asset valuation allowance associated with Core.

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000, COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1999

           Sales increases of 11% in fiscal 2000, as compared to 1999, were fairly consistent throughout the entire year. Sales of parts increased 10% and sales of scrap increased 18%. Sales of scrap show a larger percentage increase due to an increase in certain raw material prices during the fiscal year. Some of the raw materials used by the Company to produce parts, experienced price increases during fiscal 2000 of up to 5%. Scrap sales associated with those materials experienced price increases totaling 6%. The Company's backlog was reflective of the sales increase and consistency during fiscal 2000, peaking during the year to $10,428,000 at April 2000, it ended the year at $8,945,822 compared to $8,434,000 at October 1999 and $6,986,000 at October 1998. While sales were strong and consistent during fiscal 2000, the Company noticed a softening in demand during the last few months with customers delaying shipments and pushing orders out.

           The Company's operating profits increased to $1,098,000, a 147% increase from 1999 and comparable to 1998. The 11% increase in sales during fiscal 2000 and the reclass of the environmental remediation reserve of $200,000 in 1999 to earnings from operations, were the main factors effecting the difference in profits. Fiscal 2000 is more comparable to prior years sales and profits (1998, 1997, and 1996) than 1999 when the Company's sales had declined 8-12% from prior years.

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

           In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

           The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


EFFECTS OF INFLATION

           Inflation for the fiscal years ended 2001, 2000 and 1999 were minimal and had no effect on the Company's operations.

           In the past, the Company has not normally committed to long-term fixed price contracts. However, the current business climate, with customers placing longer-term contracts, has required the Company to commit to longer term fixed price contracts. If material price increases are unusually high, the Company has been able to request and usually get a price adjustment. However, abnormally large increases in the cost of raw materials tends to skew the percentages when making cost comparisons between periods.

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

ITEM 7.    FINANCIAL STATEMENTS



TITLE                                                                       PAGE
--------------------------------------------------------------------------------


Independent Auditors' Report..................................................17

Consolidated Balance Sheets
at October 31, 2001 and 2000..................................................18

Consolidated Statements of Earnings
for each of the three years ended October 31, 2001, 2000, and 1999............19

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 2001, 2000, and 1999............20

Consolidated Statements of Cash Flows
for each of the three years ended October 31, 2001, 2000, and 1999............21

Notes to Consolidated Financial Statements ...................................22


ITEM 7A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's $4,700,000 Loan and Security Agreement has interest payable at prime (5.5% at October 31, 2001) or LIBOR (total of 4.66% at October 31, 2001). Changes in interest rates which dramatically increase the interest rate on the credit agreement would make it more costly to borrow proceeds under that agreement and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies. A hypothetical 10% increase in the interest rate would cause interest expense to increase by approximately $17,400 and reduce net income by approximately $10,440 for the fiscal year ended October 31, 2001.

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

                   October 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Athanor Group, Inc.:


We have audited the accompanying consolidated balance sheets of Athanor Group, Inc. and subsidiary as of October 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athanor Group, Inc. and subsidiary as of October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








Los Angeles, California
December 6, 2001



                       ATHANOR GROUP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                            October 31, 2001 and 2000



                                      ASSETS (NOTE 4)                    2001         2000
                                                                    ------------   ----------

Current assets:
     Cash                                                             $  427,221      161,954
     Accounts receivable, net of allowance for doubtful accounts of
         $17,724 and $17,724, respectively                             2,775,068    2,837,638
     Inventories, at cost (note 2)                                     3,013,998    3,564,799
     Deferred income tax assets (note 6)                                 336,636      350,345
     Prepaid expenses                                                     82,319       73,701
     Other current assets (including related party receivables of
         $213,677 in 2001 and $147,500 in 2000)                          216,074      151,253
                                                                      ----------   ----------

                   Total current assets                                6,851,316    7,139,690

Property, plant and equipment, net (notes 3 and 5)                     1,331,374    1,377,873
Investments                                                              221,000      386,000
Other assets (including related party receivable of $0 in 2001 and
     $48,677 in 2000)                                                     66,949      112,978
                                                                      ----------   ----------

                                                                      $8,470,639    9,016,541
                                                                      ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (note 4)                       $  296,211      341,844
     Line of credit with bank (note 4)                                   926,118    1,599,688
     Accounts payable                                                  1,587,686    1,718,173
     Accrued liabilities:
         Salaries, wages and other compensation                          197,791      341,564
         Income tax payable                                               11,371      216,590
         Other                                                           124,146      167,963
     Remediation liabilities (note 7)                                    227,358      292,281
                                                                      ----------   ----------

                   Total current liabilities                           3,370,681    4,678,103
                                                                      ----------   ----------

Long-term debt, less current portion (note 4)                            783,333       80,754

Deferred income tax liability (note 6)                                   105,672      131,287

Commitments and contingencies (notes 5 and 7)

Stockholders' equity:
     Redeemable, convertible preferred stock, $3 stated value
         Authorized 5,000,000 shares; none issued                           --           --
     Common stock, $.01 par value.  Authorized 25,000,000 shares;
         issued and outstanding 696,036 shares in 2001 and 2000            6,960        6,960
     Additional paid-in capital                                          879,012      879,012
     Retained earnings                                                 3,324,981    3,240,425
                                                                      ----------   ----------

                   Total stockholders' equity                          4,210,953    4,126,397
                                                                      ----------   ----------

                                                                      $8,470,639    9,016,541
                                                                      ==========   ==========


See accompanying notes to consolidated financial statements.



                       ATHANOR GROUP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                   Years ended October 31, 2001, 2000 and 1999



                                                       2001           2000             1999
                                                   ------------   -------------   -------------

Product sales, net (note 10)                       $ 19,284,312      20,549,924      18,651,939
Scrap sales                                           3,317,684       3,796,152       3,217,407
Cost of sales                                        19,152,354      20,327,706      18,586,560
                                                   ------------    ------------    ------------

                   Gross profit                       3,449,642       4,018,370       3,282,786

Selling, general and administrative expenses          2,798,092       2,919,874       2,638,939
Environmental remediation (note 7)                      150,000            --           200,000
                                                   ------------    ------------    ------------

                   Earnings from operations             501,550       1,098,496         443,847

Other income (expense):
     Interest expense                                  (192,569)       (232,759)       (269,154)
     Recoveries of advances to unconsolidated
         investee (note 12)                              89,465         396,430            --
     Write-off of investment and note receivable
         (note 12)                                     (238,500)           --              --
     Other, net                                           1,852           6,175          16,750
                                                   ------------    ------------    ------------

                   Earnings before income taxes         161,798       1,268,342         191,443

Income taxes (note 6)                                    77,242         423,549         146,482
                                                   ------------    ------------    ------------

                   Net earnings                    $     84,556         844,793          44,961
                                                   ============    ============    ============

Net earnings per common share (note 8):
     Basic                                         $       0.12            1.21             .06
     Diluted                                               0.12            1.21             .06
                                                   ============    ============    ============


See accompanying notes to consolidated financial statements.




                       ATHANOR GROUP, INC. AND SUBSIDIARY

        Consolidated Statements of Stockholders' Equity (Notes 8 and 9)
                  Years ended October 31, 2001, 2000 and 1999


                                                       Additional
                                   Common Stock        paid-in         Retained
                                   ------------        -------         --------
                                 Shares   Amount       capital         earnings      Total
                                 ------   ------       -------         --------      -----


Balance at October 31, 1998      729,427  7,294        $1,045,883     $2,350,671     $3,403,848

Net earnings                       --        --            --             44,961         44,961
                                 -------  -----         ---------      ---------      ---------
Balance at October 31, 1999      729,427  7,294         1,045,883      2,395,632      3,448,809

Repurchase and retirement of
common stock (note 8)             (3,000)   (30)          (20,007)         --           (20,037)

Repurchase of fractional shares
resulting from reverse split
(note 8)                         (30,391)  (304)         (146,864)        --           (147,168)

Net earnings                        --      --                --         844,793        844,793
                                 -------  -----         ---------      ---------      ---------
Balance at October 31, 2000      696,036  6,960           879,012      3,240,425      4,126,397

Net Earnings                        --      --                --          84,556         84,556
                                 -------  -----         ---------      ---------      ---------
Balance at October 31, 2001      696,036  6,960           879,012      3,324,981      4,210,953
                                 =======  =====           =======      =========      =========







See accompanying notes to consolidated financial statements.



                       ATHANOR GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended October 31, 2001, 2000 and 1999


                                                    2001         2000         1999
                                                  --------     --------    --------


Cash flows from operating activities:
   Net earnings                                   $ 84,556     $844,793    $ 44,961
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Recoveries of advances to
         unconsolidated investee                   (89,465)    (396,430)       --
       Writeoff of investment and loan
         receivable                                238,500        --           --
       Depreciation and amortization               416,118      412,591     400,246
       Gain on disposal of fixed assets              2,295        2,555       8,000
       Provision for deferred income taxes         (11,906)     (98,505)    (46,016)
       Change in operating assets and liabilities:
         Accounts receivable                        62,570      (62,656)   (406,207)
         Inventories                               550,801     (482,002)    335,395
         Prepaid expenses and other assets          (9,910)       1,644    (145,669)
         Accounts payable                         (130,487)     (16,557)    258,017
         Accrued liabilities                      (252,513)      (6,736)    138,731
         Income taxes payable                     (205,219)      67,211     102,314
                                                  --------     --------    --------
           Net cash provided by operating
             activities                            655,340      265,908     689,772
                                                  --------     --------    --------
Cash flows from investing activities:
  Purchase of property and equipment              (371,914)    (381,814)   (297,573)
  Proceeds from sales of property and
    equipment                                         --          7,103      14,916
  Collections on notes receivable                     --          --         22,244
  Issuance of notes receivable to related parties  (56,000)    (142,802)       --
  Purchase of additioinal shares in investees      (35,000)      (5,000)       --
  Repayment of advances from unconsolidated
    investee                                        89,465      396,430        --
                                                  --------     --------    --------
          Net cash used in investing
            activities                            (373,449)    (126,083)   (260,413)
                                                  --------     --------    --------
Cash flows from financing activities:
  Net of borrowings (repayments) under
    line of credit                                (673,570)       1,330     325,324
  Repayments of long-term debt                    (326,387)    (428,174)   (374,825)
  Borrowings of long-term debt                     983,333         --          --
  Payment of fractional shares in stock split         --       (147,168)       --
  Repurchase of common stock                          --        (20,037)       --
                                                  --------     --------    --------
          Net cash used in financing
            activities                             (16,624)    (594,049)    (49,501)
                                                  --------     --------    --------
          Net increase (decrrease) in cash         265,267     (454,224)    379,858

Cash at beginng of year                            161,954      616,178     236,320
                                                  --------     --------    --------
Cash at end of year                               $427,221      161,954     161,178
                                                  ========     ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                   $208,777      216,551     269,154
  Income taxes paid                                295,867      453,000      90,723
                                                  ========     ========    ========



See accompanying notes to consolidated financial statements.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000





 (1)    SUMMARY OF ACCOUNTING POLICIES

        Athanor Group, Inc. (Athanor or the Company) is principally in the business of manufacturing and marketing screw machine products through its wholly owned subsidiary. All of the Company's business consists of the production of component parts of proprietary products for other companies. The Company has a production and distribution facility in California and until December 2001 had such facilities in Arizona.

        A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

        (a)     REVENUE RECOGNITION

                The Company's net sales comprise of product and scrap sales. The Company recognizes revenue from product sales upon shipment. Scrap sales are recognized when received by the customer. Provisions for returns and discounts are provided at time of sale.

        (b)     PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of Athanor and its wholly owned subsidiary, Alger Manufacturing Co., Inc. (Alger). Significant intercompany accounts and transactions have been eliminated in consolidation.

        (c)     INVENTORIES

                Inventories, which are comprised primarily of raw materials, direct labor and overhead, are stated at the lower of average cost or market.

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

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000


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

        (f)     INVESTMENTS

                The Company accounts for its investments in nonmarketable securities of minority-owned companies on the cost method. The carrying value of all such investments is $221,000 and $386,000 at October 31, 2001 and 2000, respectively.

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

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000



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

        (n)     RECLASSIFICATIONS

                Reclassifications were made to the 2001 and 2000 financial statements to conform to the current year presentation.


 (2)    INVENTORIES

        Inventories consist of the following:

                                               2001               2000
                                           -----------         -----------

             Raw materials               $    324,744              711,361
             Work in process                  592,546              732,197
             Finished goods                 2,001,388            2,052,317
             Scrap                             95,320               68,924
                                         -----------------     -----------------

                                         $   3,013,998            3,564,799
                                         =================     =================

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000




 (3)    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                          2001             2000
                                                       -----------    ----------

       Manufacturing machinery and equipment           $ 6,066,870    5,709,621
       Office equipment and vehicles                       245,796      241,720
       Leasehold improvements                               84,042       84,042
                                                       -----------    ----------

                                                         6,396,708    6,035,383
       Less accumulated depreciation and amortization    5,065,334    4,657,510
                                                       -----------    ----------

                                                       $ 1,331,374    1,377,873
                                                       ===========    ==========

 (4)    LONG-TERM DEBT

        The Company's subsidiary has a $4,700,000 credit agreement (the Agreement) with a lending institution for working capital and other business financing needs. This agreement was entered into in the current year, refinancing the outstanding agreement with a different financial institution, which expired August 30, 2001. The Agreement is collateralized by substantially all of the assets of the Company and expires March 31, 2003, unless renewed. The Agreement provides for a working capital line of credit of $3,000,000 and a term loan of $1,000,000 (with 60 monthly payments) and a new equipment line of credit for $700,000. Interest on borrowings under the line of credit are payable at the prime rate (5.5% at October 31, 2001) or LIBOR plus 2.25% (total of 4.66% at October 31, 2001). At October 31, 2001, a total of $926,118 was outstanding and $1,923,590, based upon borrowing base limitations, was available under the working capital line of credit, a total of $983,333 was outstanding under the term loan, and $700,000 was available on the new equipment line of credit.

        Long-term debt consists of the following:


                                                        2001          2000
                                                     ---------      --------

       Line of credit under the Agreement,
         collateralized by inventory and
         accounts receivable                       $   926,118        1,599,688
       Term loan under the Agreement,
         collateralized by machinery and
         equipment
                                                       983,333           49,998
       Equipment line of credit under the
         Agreement, collateralized by related
         equipment                                        --             97,928
       Capital lease obligations (see note 5)           96,211          274,672
                                                   ------------      ----------

                                                     2,005,662        2,022,286
       Less current portion, including
          lines of credit                            1,222,329        1,941,532
                                                   ------------      ----------

                                                   $   783,333           80,754
                                                   ============      ==========

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000




 (5)    CAPITAL AND OPERATING LEASES

        The Company leases machinery under capital lease agreements. The carrying value of these assets, included in machinery and equipment, at October 31, 2001 and 2000 is as follows:

                                                         2001             2000
                                                     -----------      ----------

                 Asset                               $  842,902       1,081,635
                     Less accumulated depreciation      529,640         578,112
                                                     -----------      ----------

                                                     $  313,262         503,523
                                                     ===========      ==========


        The Company leases three premises which are accounted for as operating leases, one of which expired at the end of the current fiscal year. Real estate taxes, insurance and other taxes are the obligations of the Company.

        The following is a schedule of future minimum rental commitments under capital leases and noncancelable operating leases as of October 31, 2001:

                                                            CAPITAL   OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------

       Year ending October 31:
           2002                                            $98,909       273,390
           2003                                               --           5,155
                                                           --------    ---------

          Minimum lease payments                            98,909    $  278,545
                                                                      ==========

       Less amount representing interest and taxes           2,698
                                                           --------

         Present value of future capital lease payments    $ 96,211
                                                           ========

        Rental expense for operating leases was approximately $334,000 in 2001, $309,000 in 2000 and $270,000 in 1998.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000



 (6)    INCOME TAXES

        Income tax expense (benefit) consists of the following:

                                 FEDERAL           STATE           TOTAL
                               -----------      ----------      -----------

       2001:
           Current             $   78,127         11,021            89,147
           Deferred               (10,711)        (1,195)          (11,905)
                               -----------      ----------      -----------

                               $   67,416          9,826            77,242
                               ===========      ==========      ===========

       2000:
           Current             $  412,226        109,828           522,054
           Deferred               (86,804)       (11,701)          (98,505)
                               -----------

                               $  325,422         98,127           423,549
                               ===========      ==========      ===========
       1999:
           Current             $  155,615         36,883           192,498
           Deferred               (37,617)        (8,399)          (46,016)
                               -----------      ----------      -----------

                               $  117,998         28,484           146,482
                               ===========      ==========      ===========


        The difference between the federal income tax rate and the effective income tax rate on net earnings is as follows:

                                         2001                  2000                   1999
                                  ------------------   -------------------    -------------------
                                  PERCENT   AMOUNT      PERCENT    AMOUNT      PERCENT    AMOUNT
                                  -------  ---------   --------  ---------    --------   --------

     Statutory U.S. federal tax
         rate                       34.0% $  55,011       34.0%  $ 431,236       34.0% $  65,091
     State income taxes, net of
         federal benefit             5.8      9,440        5.8      74,000        6.1     11,678
     Change in valuation
         allowance
                                  --           --         (9.4)   (120,000)    --           --
     Current year impact of
         prior year estimates     --           --       --            --         22.5     43,118
     Other                           7.9     12,791        3.0      38,313       13.9     26,595
                                    ----    ---------     ----     ---------     ----    ---------

                                    47.7% $  77,242       33.4%  $ 423,549       76.5% $ 146,482
                                    ====    =========     ====     =========     ====    =========

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000


        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2001 and 2000 is as follows:

                                                                    2001             2000
                                                                -----------      ----------

             Deferred tax assets:
                 Bad debt reserves                              $    7,060           7,060
                 Equity in loss of unconsolidated investee         143,587         143,587
                 Contamination reserve                              90,567         116,428
                 Capital loss carryforward                          79,669              --
                 Other                                              15,753          83,270
                                                                -----------      ----------

                             Total gross deferred tax assets       336,636         350,345

                 Valuation allowance                                    --              --
                                                                -----------      ----------

                             Net deferred tax assets               336,636         350,345

             Deferred tax liabilities - accelerated
                depreciation on fixed assets                       105,672         131,287
                                                                -----------      ----------

                             Net deferred tax assets            $   230,963         219,058
                                                                ===========      ==========


        Included as a deferred tax asset is the deferred tax benefit associated with the Company's 1994 equity loss in an unconsolidated investment. Because of uncertainties surrounding the realizability of this deferred tax benefit, the Company established a valuation allowance, which was reversed in 2000, due to the collection of amounts from that investment. The Company believes its remaining deferred tax assets to be realizable based on historical and projected taxable income levels.


 (7)    COMMITMENTS AND CONTINGENCIES

        As of October 31, 2001 and 2000, the Company's maintained accruals of $227,358 and $292,281, respectively, relating to the estimated cost to remediate perchloroethylene that was found in the near surface soil below the Alger manufacturing facilities. The total cost estimate, provided by an independent engineering firm, for designing and permitting of the remediation system, its installation, operation and maintenance for two years, demobilization of equipment, and preparation of closure report was estimated at $600,000 to $727,000. A total of $615,000 has been accrued and expensed since 1992.

        During fiscal 2000, the Company submitted a plan of remediation to the lead government agency. After some additional testing and revisions to the Company's plan of remediation, the agency approved the remediation plan. The Company started remediation in October 2000. It is estimated that to complete the remediation will be over twelve to eighteen months.

        The aggregate undiscounted amount has been accrued since it represents management's best estimate of the cost, but the payments are not considered to be fixed and reliably determinable. The estimate of costs and their timing of payment could change as a result of (1) changes to the remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. It is not possible to estimate the effect of these potential events. Losses may exceed amounts accrued at this time as a result of these factors.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000




 (8)    STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

        During 2000 and 1999, the Company repurchased and retired 3,000 (after effect of reverse split, noted below) shares of common stock for approximately $6.67 per share.

        During 2000, the Company completed a series of stock splits. Initially, a 1 for 800 reverse split was made, with all fractional shares being paid out. Then a 400 for 1 split was completed, resulting in half of the previously outstanding shares. The effect was recorded retroactively for all periods reported.

        The components of basic and diluted earnings per share were as follows:

                                                          2001          2000         1999
                                                       ---------     ---------    ---------
       Net earnings                                    $ 84,556       844,793       44,961
                                                       =========     =========    =========

       Weighted-average outstanding shares of common
           stock - basic                                696,036       698,839      729,427
       Dilutive effect of employee stock options
                                                             --            --          614
                                                       ---------     ---------    ---------
       Common stock and common stock equivalents -
           diluted                                      696,036       698,839      730,041
                                                       =========     =========    =========
       Earnings per share:
           Basic                                       $    .12          1.21          .06
           Diluted                                          .12          1.21          .06
                                                       =========     =========    =========



        Employee stock options that were outstanding as of each year-end were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.


 (9)    STOCK OPTIONS

        In April 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorized grants of options to purchase up to 110,170 shares of authorized but unissued common stock. All stock options vest and become fully exercisable as shown below:

                 6 months after granting                   20%
                 After one year                            20
                 After two years                           30
                 After three years                         30
                                                       =========

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000


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

                                                  2001          2000       1999
                                               ----------    --------   --------

               Pro forma net earnings          $  56,824     789,747       2,535
               Pro forma earnings per share:
                   Basic                             .08        1.13         .00
                   Diluted                           .08        1.13         .00
                                              ==========    ========    ========


        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998: expected volatility of 102%; risk-free interest rate of 5.6%; assumed dividend yield of 0; and expected life of seven years.

        Assumptions used for grants in fiscal year 1999 are as follows: expected volatility of 64%; risk-free interest rate of 4.57%; assumed dividend yield of 0; and expected life of seven years.

        Assumptions used for grants in fiscal year 2001 are as follows: expected volatility of 109%; risk-free interest rate of 4.00%; assumed dividend yield of 0; and expected life of seven years.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000



                                        NUMBER OF SHARES
                                        OF COMMON STOCK
                                          UNDERLYING      EXERCISE               AVERAGE GRANT
                                           OPTIONS       PRICE PER   NUMBER     DATE FAIR VALUE
                                                          SHARE                   EXERCISABLE
                                        -----------   ------------   -------      ----------

       Grants                              85,000       $3.32            --       $  3.32
                                        -----------                  -------

       Balance at October 31, 1998         85,000        3.32            --          --

       Grants                              17,500        3.32            --         3.32
       Vesting of options                      --          --        37,500          --
                                        -----------                  -------

       Balance at October 31, 1999        102,500        3.32        37,500         3.32
       Canceled                            (4,500)       3.32            --          --
       Vesting of options                      --          --        28,500          --
                                        -----------                  -------

       Balance at October 31, 2000         98,000        3.32        66,000         3.32
       Canceled                              (750)       3.32            --          --
       Grants                               5,000        1.88            --         1.88
       Vesting of options                      --          --        27,000          --
                                        -----------                  -------

       Balance at October 31, 2001        102,250        3.25        93,000         2.90
                                        ===========  ============    =======     ========

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000


 (10)   MAJOR CUSTOMER

        For the year ended October 31, 2001, the Company had two significant customers which accounted for $2,816,000 or 12%, and $2,077,000 or 9% of net sales, respectively. Receivables from these customers as of October 31, 2001 amounted to $538,000 and $394,000, respectively. For the year ended October 31, 2000, the Company had one customer which accounted for $2,696,000 or 11% of net sales. Receivables from this customer as of October 31, 2000 amounted to $282,676.


 (11)   EMPLOYEE BENEFIT PLANS

        The Company and its subsidiary have a 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their wages subject to IRS limitations. The Company will match 100% of the employees' contribution not exceeding 1% of their wages plus 50% of the employees' remaining contribution up to 4%. The Company may also make discretionary contributions to the plan that are allocated to each employee based upon their pro rata compensation to all compensation. The Company's contributions under the plan amounted to approximately $129,000, $117,000 and $112,000 for the years ended October 2001, 2000 and 1999, respectively.


 (12)   RELATED PARTY TRANSACTIONS

        The Company currently has stock holdings in Core Software Technology, a California corporation (Core), owning 553,983 shares of the issued and outstanding common stock of Core, which represents approximately 10% of the total issued and outstanding shares of Core's capital stock at October 31, 2001.

        The Company has provided a portion of the working capital requirements of Core during previous years in the form of a series of loans to Core totaling $685,622. Interest accrues on this loan at a rate of 8%. In 1999, Core and the Company reached a forbearance agreement on all outstanding loans, wherein Core would pay 60% of outstanding debt, and the remaining 40% would be converted to equity. Amounts of cash received on the recovery of the debt that was previously written off were included in 2000 and 2001 earnings. The conversion to equity of the remaining debt was completed in 2001. As of October 31, 2001, the total equity investment in Core was fully reserved due to the uncertainty of realization.

        Mr. Miller served as Secretary and a Director of Core from September 1991 to April 1998 and a Director of the Company from May 1999 to April 2001. Mr. Miller has a beneficial ownership interest in 8,813 additional shares of the common stock of Core, as well as options and warrants to purchase 54,310 shares of the common stock of exercise prices ranging from $3.00 to $8.25 a share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share.

        Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation and general business matters arising out of Core's on-going restructuring, recapitalization and financing efforts. As of October 31, 2001, Core owes $46,700 to R&D in connection with said consulting agreement. R&D was paid a total of $97,525 and $43,425 by Core during fiscal 2000 and 2001, respectively.

                       ATHANOR GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000

        In addition, Core paid Mr. Miller' personal tax liability of $182,902 to the IRS in relation to an IRS audit related to the predecessor company of Core.

        The Company has made investments to date totaling $221,000 as a Limited Partner in California South Pacific Investors (CSPI). Mr. Femrite is a General Partner in CSPI.

        The Company made investments of $100,000 and $100,000 in Fluid Light Technologies, Inc. (FLT) in 1999 and 1998, respectively. In 2000, the Company made a loan of $32,500 to FLT bearing interest at 10%, due in installments ending January 11, 2001. In 2001, the Company made an additional loan of $6,000 to FLT bearing interest at 10%. FLT is a development stage company and has no revenues or earnings. In April 2001, the Company wrote off the entire investment and loan balance of $238,500, as the president of FLT issued a notification that the company was closing. The Company owns 512,597 shares of Preferred Stock representing a voting interest of 5.8%. Mr. Miller is a Director of FLT.

        The Company made loans in aggregate of $165,000 to Healthcove.com, due on demand bearing interest at 8% to 10%, during 2000 and 2001. The Company also has 43,203 shares of Healthcove.com stock for payments in arrears. Healthcove.com is a development stage company with limited revenues and no earnings. Officers and directors of the Company have made loans to Healthcove.com amounting to $102,700 as of October 31, 2001 and have received 37,200 shares of Healthcove.com stock for payments in arrears.

        The Company has made loans to Mr. Miller, in previous years, in the principal amount of $40,000. During 1999, 2000 and 2001, the Company renewed the original note plus accrued interest. The total outstanding loan to Mr. Miller in the amount of $68,270 is due January 28, 2002. The note is collateralized by 20,000 shares of the Company's common stock.


 (13)   SUBSEQUENT EVENTS

        In November 2001, the Company announced the closure of its Arizona facility, which resulted primarily in the reduction in workforce and the moving of equipment and certain key personnel to California to be used in operations. Estimated cost to close the facility is $80,000. All normal operations in Arizona ceased by December 2001.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The following table sets forth information with respect to the directors and executive officers of Registrant as of December 31, 2001.


                          DIRECTOR/OFFICER INFORMATION

                                    Principal                                Director
             Name                  Occupation                       Age        Since
--------------------------------------------------------------------------------------

        Gregory J. Edwards    Director                              58         1990

        Duane L. Femrite      President, Chief Executive            56         1985
                              Officer, Chief Financial Officer
                              of the Company

        Richard A. Krause     Vice President of the Company,        66         1992
                              President, Alger Manufacturing
                              Company, Inc.

        Robert W. Miller      Chairman of the Board,                59         1976
                              Secretary of the Company

        Earl L. Yager         Director                              55         2001


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

DUANE L. FEMRITE          President,  Chief Executive Officer of the Company
                          since October 2001, Co-Chief Executive Officer of the
                          Company May 1999 to October 2001, Chief Executive
                          Officer from April 1995 to May 1999, and Chief
                          Financial Officer since December 1982. Director of the
                          Company since December 1985. Mr. Femrite is a
                          Certified Public Accountant.

RICHARD A. KRAUSE         Director  and Vice  President  of the  Company  since
                          December 1992. President and Chief Operating Officer of Alger Manufacturing Company, Inc. since 1987.

ROBERT W. MILLER          Chairman of the Board  since  1976.  Chief  Executive
                          Officer of the Company from 1976 to April 1995,
                          Co-Chief Executive Officer from May 1999 to October
                          2001, Corporate Secretary since April 1995. Director of Core Software Technology from September 1991 to
                          April 1998 and September 1999 to present. Director of
                          HealthCove.Com, Inc. from April 1995 to present.

EARL L. YAGER             Director since 2001. Chief Operating Officer since
                          2000, Executive Vice President since 1999, Chief
                          Financial Officer since 1995, Secretary and director since 1988 of Chad Therapeutics a developer, manufacturer, and marketer of medical devices that furnish supplementary oxygen to home health care patients.

ITEM 10.    EXECUTIVE COMPENSATION

           The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Company's three most highly compensated executive officers, each of whose annual salary and bonus was in excess of $100,000 and the Company's Chief Executive Officer regardless of compensation level, for services to the Company during the three fiscal years ended October 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                      Annual    LONG TERM COMPENSATION
                                                 COMPENSATION         AWARDS
                                                                    SECURITIES
   NAME AND PRINCIPAL                                              UNDERLYING      ALL
------------------------------------------------------------------------------------------
           POSITION                YEAR      SALARY      BONUS     OPTIONS (2)  OTHER (1)
------------------------------------------------------------------------------------------
                                            $           $            #           $

   Duane L. Femrite                2001      183,251          0          0       4,250
      President, Co-Chief          2000      158,550     30,000          0       4,000
      Executive Officer and        1999      157,243     15,000      3,750       4,000
      Chief Financial Officer

   Richard A. Krause               2001      188,555          0          0       4,250
      Vice President and           2000      179,727     46,659          0       4,000
      President of Alger           1999      169,243     24,244     10,000       4,000
      Manufacturing Co., Inc.

   Robert W. Miller                2001      183,251         0           0           0
      Chairman of the Board        2000      158,630     30,000          0         352
      Co-Chief Executive Officer   1999      157,578     15,000      3,750       1,600
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

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

           The following table sets forth information concerning the number and value of exercised and unexercised options held by the following executive officers on October 31, 2001. None of these executive officers exercised options to purchase common stock during fiscal year 2001.

                                                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                         SHARES                           OPTIONS AT               AT FISCAL YEAR END
                      Acquired on     Value          FISCAL YEAR END(#)(3)               ($)(1)(2)(3)
                                                 -----------------------------   ----------------------------
         NAME         EXERCISE(#)  REALIZED($)   EXERCISABLE       UNEXERCISED   EXERCISABLE     UNEXERCISED
         ----         -----------  -----------   -----------       -----------   -----------     -----------

Duane L. Femrite            0         $0            18,750             0             0                 0
Richard A. Krause           0         $0            25,000             0             0                 0
Robert W. Miller            0         $0            18,750             0             0                 0


(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of registrant's common stock on October 31, 2001. The closing bid price of registrant's common stock on that day on the OTC Bulletin Board was $2.75. Options are in-the-money if the market value of the shares covered by the option is greater than the option exercise price. The option exercise price, on all options, exceeded the $2.75 market value on October 31, 2001.

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

           Each agreement is for an initial term of five (5) years, renewable automatically for additional one (1) year periods unless either the employee, the Company, or Alger wishes to terminate it. The Company's Board of Directors elected not to renew the written employment agreements for Robert W. Miller, Duane L. Femrite and Alger's Board of Directors elected not to renew the written employment contract for Richard A. Krause as of December 31, 2001.

           COMPENSATION OF DIRECTORS

           Outside Directors are to receive an annual honorarium of $5,000 per year and $600 per meeting attended. The Board has a Nominating Committee that is charged with the responsibility of nominating a slate of candidates to serve as directors of the Company. Outside directors on the Compensation Committee, Audit Committee, and Nominating Committee receive $100 for each meeting attended when such committee meetings are held on a day that the full Board does not meet. The Audit Committee, Nominating Committee, and Compensation Committee met once in 2001.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of December 31, 2001, information concerning: (a) beneficial ownership of voting securities of the Company by persons who are known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (b) beneficial ownership of voting securities of the Company by each director, nominee for director, and by all directors and officers as a group; and (c) the percentage of the total votes held by each person or group described in subparagraphs (a) and (b) immediately above.

                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                 AMOUNT AND PERCENTAGE OF
                                                    BENEFICIAL OWNERSHIP
                                               ---------------------------------
    Title              Name and Address of         Number of        Percent of
  of Class              Beneficial Owner             Shares           Class
--------------------------------------------------------------------------------

  Common        Gregory J. Edwards (3)                 15,500            2.20%
  Stock         2208 Faircloud Lane
                Edmond, Oklahoma  73034

  Common        Duane L. Femrite (3)                  115,150           16.11%
  Stock         921 East California Avenue
                Ontario, California  91761

  Common        Edmund R. Knauf, Jr. (3)               43,800             6.2%
  Stock         209 Huron Avenue
                Sheboygan, Wisconsin 53081

  Common        Richard A. Krause (2) (3)             153,400           21.27%
  Stock         921 East California Avenue
                Ontario, California  91761

  Common        Robert W. Miller (1) (3)              112,750           15.92%
  Stock         921 East California Avenue
                Ontario, California  91761

  Common        Earl L. Yager (3)                       1,000             .14%
  Stock         21622 Plummer Street
                Chatsworth, California  91311

  Common        All Officers and Directors            385,800           50.30%
  Stock         as a Group (5 persons) (3)
------------------------------------
  (Footnotes on next page)

           All shares are owned either directly or beneficially by the owner named in the table except as otherwise indicted in a footnote below.

           Percentages of class are based on the number of shares of Common Stock outstanding on December 31, 2001. There were 696,036 shares of Common Stock outstanding on December 31, 2001.

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

-----------------------------
           (Footnotes)

(1) Includes 12,000 shares of Common Stock owned by the Robert L. Miller Trust and these shares will be transferred to Mr. Robert W. Miller in April 2002. Mr. Robert W. Miller currently controls voting rights to these shares.

(2) Includes 128,400 shares of Common Stock owned by The Krause Family Irrevocable Trust.

(3) Includes shares of common stock that can be acquired by exercise of vested and exercisable stock options within 60 days of December 31, 2001, as follows: Gregory J. Edwards - 7,500 shares, Duane L. Femrite - 18,750 shares, Edmund R. Knauf, Jr. - 5,000 shares, Richard A. Krause - 25,000 shares, Robert W. Miller - 18,750 shares; Earl L. Yager - 1,000 shares, all Officers and Directors as a group - 71,000 shares.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company is a shareholder of Core Software Technology, a California corporation ("Core") (WWW.CORESW.COM), owning 553,983 shares of the issued and outstanding common stock of Core, representing approximately 10% of the issued and outstanding shares of Core's capital stock (assuming the options to purchase additional shares of the capital stock of Core owned by the Company and others are not exercised). The Company also has 535,327 options and warrants at exercise prices of $3-$5 per share to purchase additional shares of common stock of Core, representing approximately 4% of the outstanding options and warrants.

           Core is the leader in geospatial data management software through its TerraSoar(TM) software that enables providers and developers of geospatial data to easily make their archives available for network-based searches and distribution. TerraSoar(TM) provides organization and data access management of geospatial data direct to your desktop via any popular Web browser. This data can be accessed from any computer: your own, across the hall, or across the world. Adding databases to TerraSoar(TM) is as easy as writing a paragraph -- no programming required. TerraSoar(TM) queries multiple, distributed databases with a new, customizable map-based visual search. The software is used in Core's ImageNet service, which provides intuitive, user-friendly Internet access to numerous sources of geospatial information. It is so versatile, you can use it to distribute other data sets: medical imagery, stock photography and video clips.

           Core, through its subsidiary ImageNet (WWW.IMAGENET.COM), is the largest source on the Internet to search, browse, and retrieve Earth images and related, geospatial information. The user can simultaneously access numerous databases across the world.

           Core is a co-founding partner in ImageSat International, N.V. (ISI), (WWW.IMAGESATINTL.COM). ISI plans to build eight high-performance, low-cost, light, agile, low earth-orbiting (LEO) satellites. ISI's constellation of satellites will provide the most frequent daily visit capabilities. On December 5, 2000, ISI announced it had successfully launched an EROS A1 satellite from the Russian Cosmodrome in Svobodni, Siberia. The 250kgs satellite was launched into a sun-synchronous (polar) orbit at 480 kms above the earth. ISI has a network of fourteen Acquisition, Archiving, and Distribution (ADD) ground receiving stations around the world. These ground receiving stations have implemented a unique receiving system and are linked to ImageNet. ISI, through ImageNet, commenced sale of the satellite data in the first quarter of 2001.

           The Company had made outstanding loans in the principal amount of $685,622 to Core through October 31, 1999. All but $35,000 of the outstanding balance had been reserved. In 1999 Core and the Company reached a forbearance agreement on all outstanding loans, wherein Core would pay off 60% of outstanding debt, and the remaining 40% would be converted to equity. During fiscal 2000 Core repaid $431,430 of principal and interest. A final payment of $89,465 was received in November 2000. In accordance with the terms of the Forbearance Agreement, the balance of the outstanding loans of $274,248 was converted into common stock of Core at $3 per share or 91,416 shares.

           Mr. Miller entered into a consulting agreement with Core and assigned the consulting fees to R&D Financial (R&D), a California general partnership of which Messrs. Miller and Femrite are the general partners. The consulting agreement began on January 1, 1995 and ended July 31, 1998, wherein Mr. Miller agreed to provide services to Core relating to financial, investor, capital raising, litigation, and general business matters arising out of Core's on-going restructuring, recapitalization, and financing efforts. As of October 31, 2001, Core owes $46,700 to R&D in connection with said consulting agreement. R&D was paid a total of $97,525 during fiscal 2001.

           Mr. Miller, a co-founder of Core, served as Secretary and Director of Core from September 1991 to April 1998 and Director from May 1999 to present. Mr. Miller has assigned the right to receive any fees earned as a Director of Core, through June 1, 2000, to R&D. During 2001, R&D received $25,500 in Director fees from Core. Mr. Miller has a beneficial ownership interest in 8,813 shares of the common stock of Core as well as options and warrants to purchase 54,310 shares of the common stock of Core at exercise prices ranging from $3 to $8.25 per share. Mr. Femrite has a beneficial ownership interest in 33,347 additional shares of the common stock of Core as well as options to purchase 3,697 shares of the common stock of Core at $5.50 per share. The above beneficial stock ownership takes into account stock that was previously owned by R&D.

           The Company has made equity investments totaling $221,000 ($35,000 during fiscal 2001), as a limited partner, in California South Pacific Investors
(CSPI) (WWW.SIRATECHNOLOGIES.COM) a California Limited Partnership. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. CSPI is a development stage company with no revenues or earnings. Mr. Femrite is one of four General Partners in CSPI. Messrs. Femrite and Miller have an agreement whereby they share, on an equal basis, income derived from Mr. Femrite's General Partner interest. During fiscal 2001 Messrs. Femrite and Miller did not receive any income from CSPI. Messrs. Femrite, Krause and Miller, as individuals, are Limited Partners in CSPI with an aggregate investment of approximately $185,000.

           The Company made equity investments totaling $200,000 and loans totaling $38,500 ($6,000 in 2001) in Fluid Light Technologies ("FLT"), between 1998 and 2001. FLT is a development stage company in the business of developing, manufacturing and marketing systems to control the motion or flow of light through neon glass tubes. FLT made a product rollout in late fall of 1999 and began selling their products in early 2000. The company experienced resistance in the marketplace due to the change in technology and increased costs. FLT attempted to raise additional equity and debt but was unsuccessful. In April 2001, the Company wrote off the entire investment and loan balance of $238,500, after the President of FLT issued a notification that FLT was closing its offices and attempting to sell its technology. As of October 31, 2001, FLT has been unsuccessful in its attempts to sell the technology and indicates it has no current prospects. The Company owns 512,597 shares of Preferred Stock representing an ownership interest of approximately 5.8%. Mr. Miller is a director of FLT.

           The Company has made loans of $115,000 and $50,000 to HealthCove.Com, Inc. ("HCC") (WWW.HEALTHCOVE.COM) in 2000 and 2001 respectively. The Company has received 43,203 shares of common stock in HCC, as penalties, for loan and interest payments in arrears. HCC is a development stage company involved in the development and marketing of a national discount healthcare benefits program. Robert Miller, a co-founder of HCC, and Gregory Edwards are directors of HCC. Messrs. Edwards, Femrite, Krause and Miller, as individuals, have collectively made loans to HCC totaling $102,700 and have received 37,200 shares of common stock in HCC, as penalties, for loan and interest payments in arrears. Additionally, Mr. Miller has accrued director's fees of $45,000 in connection with his role as a member of the board of directors of HCC. These fees, when and if paid, will be shared equally with Mr. Femrite. Messrs. Femrite and Miller also share royalties payable to them by HCC in connection with the sale of HCC's products. Finally, Messrs. Femrite and Miller own, jointly, 48,000 shares of the common stock of HCC.

           Mr. Miller is the Chairman, Chief Executive Officer ("CEO") and a director of One Card International, Inc. ("0CI"). 0CI has licensed certain technology to HCC for which 0CI receives royalty payments from HCC. As the CEO of 0CI, Mr. Miller votes 167,000 shares of common stock of HCC, which is owned by 0CI. Mr. Miller has accrued salaries of $372,000 plus accrued director's fees and expenses totaling $57,000 in connection with his role as an officer and director of 0CI. Mr. Femrite will share on an equal basis with Mr. Miller the foregoing compensation and fees when and if paid by 0CI.

           The Company has made loans to Mr. Miller beginning in 1995. The current loan outstanding, including principal and interest, as of October 31, 2001, is $68,270. The loan is due on April 30, 2002. The loan bears interest at the rate of 10% per annum and is secured by 20,000 shares of common stock of the registrant owned by Mr. Miller.

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

                               ATHANOR GROUP, INC.




Date  JANUARY 25, 2002          By    /S/         DUANE L. FEMRITE
      ----------------                -------------------------------------
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


/S/      GREGORY J. EDWARDS                                JANUARY 25, 2002
---------------------------------------------------       -------------------
Gregory J. Edwards, Director                                    Date




/S/      DUANE L. FEMRITE                                  JANUARY 25, 2002
---------------------------------------------------       -------------------
Duane L. Femrite, President, Chief Executive                   Date
      Officer, Chief Financial Officer and Director




/S/      RICHARD A. KRAUSE                               JANUARY 25, 2002
------------------------------------------           ----------------------
Richard A. Krause, Vice President,
   Secretary and Director                                     Date




/S/      ROBERT W. MILLER                                JANUARY 25, 2002
------------------------------------------           ----------------------
Robert W. Miller, Chairman of the Board,                      Date
      Director




/S/      EARL L. YAGER                                   JANUARY 25, 2002
------------------------------------------           ----------------------
Earl L. Yager, Director                                        Date

                                INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
----------                    ----------------------

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

10.26 Loan and Security Agreement dated August 30, 2001, by and between City National Bank and Alger. Filed February 13, 2002.

16.1 Letter from Grant Thornton to the Commission dated August 15, 1991. Incorporated by reference to the same numbered exhibit to report on Form 8-K, dated August 13, 1991.

22.0      Subsidiaries of the Company. Previously Filed.