Form 10QSB
period 2002-01-31
ATHANOR GROUP INC
filed 2002-03-25
CIK 278314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED       JANUARY 31, 2002      COMMISSION FILE NUMBER 046831 40
 ------------------------------------------------------------------------------


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

              921 EAST CALIFORNIA AVENUE, ONTARIO, CALIFORNIA 91761
------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code    (909) 467-1205
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



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
696,036 shares as of January 31, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements




                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001
                                   (THOUSANDS)


                                     ASSETS
                                                                 2002                  2001
                                                                 ----                  ----
                                                             (Unaudited)             (Audited)
Current assets:
     Cash                                                 $          402      $           427
     Trade receivables, net of allowances                          2,510                2,775
     Other receivables                                               232                  216

     Inventories:
       Raw materials                                                 405                  420
       Work in progress                                              419                  593
       Finished goods                                              2,127                2,001
                                                           --------------        -------------
                                                                   2,951                3,014

     Income tax receivable                                           138                    0
     Prepaid expenses                                                113                   82
     Deferred income tax asset                                       337                  337
                                                           --------------        -------------
          Total current assets                                     6,683                6,851


Property, plant and equipment, at cost                             6,315                6,396
     Less accumulated depreciation and amortization                5,074                5,065
                                                           --------------        -------------
            Net property, plant and equipment                      1,241                1,331

Investments, at cost                                                 250                  221

Other assets                                                          95                   68
                                                           --------------        -------------

                                                          $        8,269      $         8,471
                                                           ==============        =============





        The accompanying notes are an integral part of these statements.



                               ATHANOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001
                                   (THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                             2002                     2001
                                                                             ----                     ----
                                                                         (Unaudited)                (Audited)
Current liabilities:

     Notes payable                                                 $               1,500      $              926
     Current portion of long-term debt                                               254                     296
     Accounts payable                                                              1,194                   1,588
     Accrued expenses                                                                532                     561
                                                                      -------------------        ----------------

          Total current liabilities                                                3,480                   3,371

Long-term debt, less current portion                                                 729                     783

Noncurrent deferred income tax liability                                             106                     106

Stockholders' equity:

     Common stock                                                                      7                       7
     Additional paid-in capital                                                      879                     879
     Retained earnings                                                             3,068                   3,325
                                                                      -------------------        ----------------

          Total stockholders' equity                                               3,954                   4,211
                                                                      -------------------        ----------------


                                                                   $               8,269      $            8,471
                                                                      ===================        ================





        The accompanying notes are an integral part of these statements.


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)





                                                                                  2002                    2001
                                                                                  ----                    ----
Product sales, net                                                        $            3,718      $            4,787
Scrap sales                                                                              584                     768
Cost of sales                                                                          4,019                   4,844
                                                                             ----------------        ----------------

          Gross profit                                                                   283                     711

Selling, general & administrative                                                        650                     687
                                                                             ----------------        ----------------

          Operating profit (loss)                                                      (367)                      24


Other income (expense)
     Interest expense                                                                   (28)                    (59)
     Recoveries of advances to unconsolidated investee                                     0                      89
     Miscellaneous                                                                         0                       6
                                                                             ----------------        ----------------

          Earnings (loss) before income taxes                                          (395)                      60

Income tax expense (recovery)                                                          (138)                      24
                                                                             ----------------        ----------------

          Net earnings (loss)                                             $            (257)      $               36
                                                                             ================        ================



Net earnings (loss) per common share:

          Basic and diluted                                               $           (0.37)      $             0.05
                                                                             ================        ================





        The accompanying notes are an integral part of these statements.


                               ATHANOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        THREE MONTHS ENDED JANUARY, 2002
                                   (THOUSANDS)




                                     COMMON STOCK
                                  (25,000,000 SHARES            ADDITIONAL
                                     AUTHORIZED)                 PAID-IN         RETAINED
                               SHARES          PAR VALUE         CAPITAL         EARNINGS          TOTAL
                               ------          ---------        -------         --------          -----

Balance at
   October 31, 2001               696         $        7       $      879     $      3,325 $        4,211

Net Loss for
   three months ended
   January 31, 2002                                                                  (257)          (257)


                          ------------           --------        ---------      -----------   ------------

Balance at
   January 31, 2002               696         $        7       $      879     $      3,068 $        3,954
                          ============           ========       =========      ===========   ============













        The accompanying notes are an integral part of these statements.


                               ATHANOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                                   (THOUSANDS)

                                                                               2002                2001
                                                                               ----                ----
Cash flows from operating activities
     Net earnings (loss)                                                   $       (257)      $           36
     Adjustments to reconcile net earnings (loss) to net cash
        provided (used) in operating activities:
           Recoveries of advances to unconsolidated
                investee                                                               0                (89)
           Depreciation and amortization                                             103                 101
           Loss on disposal of fixed assets                                           11                   0
     Change in operating assets and liabilities:
               Accounts receivable                                                   265                 134
               Inventories                                                            63                 146
               Income taxes receivable                                             (138)                   0
               Prepaid expenses and other assets                                    (31)                (45)
               Other                                                                (27)                   1
               Accounts payable                                                    (394)               (424)
               Accrued liabilities                                                  (29)               (181)
                                                                              -----------        ------------

     Net cash used in operating activities                                         (434)               (321)
                                                                              -----------        ------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (24)                   0
     Issuance of notes receivable to related parties                                (16)                   0
     Purchase of additional shares in investees                                     (29)                   0
     Repayment of advances from unconsolidated
                investee                                                               0                  89
                                                                              -----------        ------------

     Net cash provided (used) in investing activities                               (69)                  89
                                                                              -----------        ------------





                               ATHANOR GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                         THREE MONTHS ENDED JANUARY 31,
                                   (THOUSANDS)





                                                                          2002                    2001
                                                                          ----                    ----
Cash flows from financing activities:
     Net of borrowings (repayments) under line of credit                        574                     323
     Repayments of long-term debt                                               (96)                   (105)
                                                                     ----------------        ----------------

     Net cash provided in financing activities                                  478                     218
                                                                     ----------------        ----------------

     Net (decrease) in cash                                                     (25)                    (14)

Cash at beginning of year                                                       427                     162
                                                                     ----------------        ----------------

Cash at end of period                                             $             402      $              148
                                                                     ================        ================


Supplemental disclosures of cash flow information:
          Interest paid                                           $              28       $              59
          Income taxes paid                                                       0                     121
                                                                     ================        ================












         The accompanying notes are an integral part of these statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                            January 31, 2002 and 2001

NOTE 1
------

In management's opinion, all adjustments necessary to a fair settlement of the results of operations for the interim periods, have been reflected.

NOTE 2
------

The consolidated financial statements include the accounts of Athanor Group, Inc., and its subsidiary, Alger Manufacturing Co., Inc. Significant inter-company accounts and transactions have been eliminated.

NOTE 3
------

Basic net earnings (loss) per share represents net earnings (loss) available to common stockholders divided by the weighted average shares outstanding excluding all common stock equivalents. Diluted net earnings (loss) per share reflects the dilutive effects of all common stock equivalents.

The components of basic and diluted net earnings (loss) per share were as follows:



                                                  THREE MONTHS ENDED 1/31
                                                  -----------------------
                                                 2002                  2001
                                                 ----                  ----
                                            ------------      ----------------
Weighted average outstanding
     shares of common stock -  basic             696,036              696,036

Dilutive effect of employee stock options
                                                       0                    0

                                            -------------     ----------------
Common stock and common
     stock equivalents - diluted                 696,036              696,036
                                            =============     ================


NOTE 4
------

There were 102,250 options to purchase common stock outstanding as of January 31, 2002 of which 98,250 were exercisable. There were 98,000 options to purchase common stock outstanding as of January 31, 2001, of which 69,500 were exercisable.

NOTE 5
------

The Company accounts for its investments in nonmarketable securities of minority-owned companies on the cost method. The carrying value of all such investments is $250,000 and $216,000 at January 31, 2002 and 2001, respectively.

NOTE 6
------

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

NOTE 7
------

The Company is currently in default on one of the "Financial Tests" required under the terms of the Agreement. The lending institution has agreed to waive the default through July 31, 2002.

NOTE 8
------

RECENT ACCOUNTING STANDARDS
---------------------------

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

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending January 31, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital decreased by $277,000, or (8%), during the first three months of Fiscal 2002. The major component changes in working capital were a decrease in accounts receivable of $265,000 (10%), increase in other receivable (income tax) of $138,000, decrease in accounts payable of $394,000 (25%) and an increase in notes payable (line of credit) of $574,000 (62%). The decrease in working capital has been a direct reflection of the current economic recession, with declining sales and operating losses. The Company has continued to maintain a conservative approach on spending during the first quarter of fiscal 2002 as it evaluates the uncertainty of this business climate.

The Company increased short and long-term debt by $478,000. The majority of this increase was a utilization of the Company's working capital line of credit to fund payments on accounts payable and to fund losses incurred during the first quarter of fiscal 2002. In August 2001, the Company completed a $4,700,000 Loan Agreement (the Agreement), with a new lending institution, for working capital, long term financing and a new equipment line of credit. The Agreement provides for a working capital line of credit of $3,000,000, a term loan of $1,000,000 (payable over 60 months) and a new equipment line of credit for $700,000. The Agreement is collateralized by substantially all of the assets of Alger, expires on March 31, 2003, and is guaranteed by the Company. Interest on borrowings under the working capital line of credit are payable at prime or LIBOR plus 2.25%, interest on the term loan is payable at prime. At January 31, 2002, the Company had approximately $1,347,000, based upon borrowing base limitations, available under the working capital line and $700,000 available under the equipment line as compared to $1,923,000 and $700,000, respectively, at October 31, 2001 and $989,000 and $550,000, respectively, at January 31, 2001.
Management believes the Company's credit agreement is adequate to fund the working capital requirements and anticipated equipment purchases in fiscal 2002. The Company is currently in default on one of the "Financial Tests" required under the terms of the Agreement. The lending institution has agreed to waive the default through July 31, 2002.

With sales declining and losses increasing during the first quarter of fiscal 2002, the Company continued on the course of making only strategic and necessary equipment purchases. During the first quarter of 2002 the Company purchased $24,000 of new equipment. The Company currently does not anticipate making any major equipment purchases during the balance of the fiscal year. The Company will continue the process of evaluating the need for additional equipment and major repairs for the balance of fiscal 2002. In December 2001, the Company decided to close its Glendale, Arizona facility after evaluating the effects of the slowing economy and the change in customer requirements and demands. The facility closing leaves the Company with excess equipment that can be incorporated into the Ontario facility or sold/traded for equipment to meet specific needs. Considering the state of the economy, the Company will move very cautiously before making these decisions. The Company has estimated that it will cost approximately $100,000 in fiscal 2002, to close the Arizona facility, including relocation of all the equipment, severance pay for employees and management and required repairs on the leased property. As of January 31, 2002 the Company has paid approximately $39,000, written off assets of approximately $11,000 and accrued $50,000 for the entire projected balance of $100,000 for the Arizona closing.

During 2002, the Company used $48,000 of cash from its line of credit to loan $19,000 to Healthcove.com bringing the total to $184,000 and increase its Limited Partnership interest in California South Pacific Investors (CSPI) by $29,000, for a total investment of $250,000. Healthcove.com is a healthcare discount club that gives underinsured users buying power for prescription drugs, prescription eyeglasses, hearing and dental care and a healthcare credit card. CSPI, through its wholly owned companies, has developed and patented biochemical product-identifying barcodes for detecting harmful bacterial pathogens in meats, poultry and dairy products. Both are development stage companies with little or no revenue. While the Company feels that the investments have excellent potential, the Company will closely monitor additional cash investments based on their status, the availability of funds and the economy. The investment has been accounted for under the cost method.

RESULTS OF OPERATIONS
---------------------

Fiscal 2001 showed a fairly steady decline in the economy and the Company's sales, profits and backlog. The Company had seen signs of a continuing erosion in business activity in the latter part of the fourth quarter of fiscal 2001 as customers cancelled orders and delayed shipments. The full effect of the current economic recession seemed to hit in the first quarter of fiscal 2002 with parts sales decreasing 22% and sales of scrap decreasing 24% from fiscal 2001. Sales of scrap show a larger percentage decrease due to a reduction in raw material prices during the last fiscal year. Some of the raw materials used by the Company to produce parts, experienced price reductions during fiscal 2001 of up to 16%. In addition, scrap sales associated with those materials experienced price reductions of 13%. While sales were declining during the first quarter of fiscal 2002, the Company's backlog has not continued the decline experienced during the last quarter of fiscal 2001. The Company experienced some order cancellations, late in the year, as customers struggled with the declining economy and the uncertainty associated with the aftermath of September 11. The Company's backlog at January 31, 2002 was $6,997,000 compared to $7,077,000 at October 31, 2001 and $10,222,000 at January 31, 2001. It is difficult at this juncture to determine the extent and length of the current economic recession and the effect it will have on the Company's market. While the stabilization of the Company's backlog is a positive sign, decreasing sales and customers continually delaying production and shipment of orders, lead us to believe the current weakness in the economy will continue for at least the next quarter.

The Company's operating loss for the three months ended January 31, 2002 of $367,000 as compared to an operating profit of $24,000 for 2001 and the reduction in the gross profit margin to 7% in 2002 from 13 % in 2001 are a direct reflection of the overall 23% decrease in sales during the first quarter of fiscal 2002. In addition, the majority of the decrease in sales occurred during the months of November and December 2001 when sales were off 29% compared to fiscal 2001. December is typically a slow month for shipments due to the closing of our facility over the holidays, however this years sales were exceptionally soft as the full effect of the recession and economic slowdown took its toll.

During fiscal 2001, Core Software Technology ("Core") repaid $89,465 of principal and interest. The result was a profit of $89,465 from the recovery of loans made to Core that had been fully reserved in previous years.

Interest expense decreased 53% in the first quarter of fiscal 2002 as compared to 2001. The main contributing factors are the prime rate reductions during the last year, reduced borrowing for capital expenditures and reduced borrowing on the working capital line of credit. Due to decreased sales and a slowing economy, the Company made a concerted effort to reduce inventory thereby increasing cash flow and reducing the need for borrowing under its working capital line. In addition, the Company has made only limited capital expenditures in the last several years.

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




                                   ATHANOR GROUP, INC.






Date                               By   /S/ DUANE L. FEMRITE
     -----------------------           ----------------------------------
                                       Duane L. Femrite
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, and Director